Form 10-Q
period 2015-06-30
ALERE INC.
filed 2015-08-06
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of July 30, 2015 was 85,728,535.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2015

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net product sales	$496,834	$500,358	$976,433	$991,677
Services revenue	126,628	140,436	250,484	269,144

Net product sales and services revenue	623,462	640,794	1,226,917	1,260,821
License and royalty revenue	5,694	6,604	10,392	11,816

Net revenue	629,156	647,398	1,237,309	1,272,637

Cost of net product sales	258,485	271,687	497,122	514,668
Cost of services revenue	76,753	75,893	152,334	146,254

Cost of net product sales and services revenue	335,238	347,580	649,456	660,922
Cost of license and royalty revenue	1,344	1,125	3,294	2,664

Cost of net revenue	336,582	348,705	652,750	663,586

Gross profit	292,574	298,693	584,559	609,051
Operating expenses:
Research and development	27,198	37,430	55,214	76,129
Sales and marketing	107,184	135,801	216,263	268,845
General and administrative	60,813	130,573	153,504	234,192
Impairment and (gain) loss on dispositions, net	5,542	638	40,334	638

Operating income (loss)	91,837	(5,749)	119,244	29,247
Interest expense, including amortization of original issue discounts and deferred financing costs	(59,494)	(52,034)	(105,925)	(103,944)
Other income (expense), net	4,260	3,219	2,990	10,251

Income (loss) from continuing operations before provision for income taxes	36,603	(54,564)	16,309	(64,446)
Provision for income taxes	17,701	5,464	8,915	3,784

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	18,902	(60,028)	7,394	(68,230)
Equity earnings of unconsolidated entities, net of tax	1,361	2,087	5,320	7,439

Income (loss) from continuing operations	20,263	(57,941)	12,714	(60,791)
Income from discontinued operations, net of tax	—	12,915	216,777	10,319

Net income (loss)	20,263	(45,026)	229,491	(50,472)
Less: Net income attributable to non-controlling interests	359	62	447	170

Net income (loss) attributable to Alere Inc. and Subsidiaries	19,904	(45,088)	229,044	(50,642)
Preferred stock dividends	(5,309)	(5,309)	(10,559)	(10,559)

Net income (loss) available to common stockholders	$14,595	$(50,397)	$218,485	$(61,201)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.17	$(0.77)	$0.02	$(0.87)
Income from discontinued operations	—	0.16	2.56	0.13

Net income (loss) per common share	$0.17	$(0.61)	$2.58	$(0.74)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.17	$(0.77)	$0.02	$(0.87)
Income from discontinued operations	—	0.16	2.52	0.13

Net income (loss) per common share	$0.17	$(0.61)	$2.54	$(0.74)

Weighted-average shares — basic	85,173	82,648	84,758	82,518

Weighted-average shares — diluted	86,635	82,648	86,070	82,518

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$20,263	$(45,026)	$229,491	$(50,472)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	46,726	37,815	(33,616)	26,475
Unrealized losses on available for sale securities	—	—	—	(17)
Unrealized gains on hedging instruments	—	6	—	14
Minimum pension liability adjustment	(374)	(87)	(1,756)	(13)

Other comprehensive income (loss), before tax	46,352	37,734	(35,372)	26,459
Income tax provision (benefit) related to items of other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	46,352	37,734	(35,372)	26,459

Comprehensive income (loss)	66,615	(7,292)	194,119	(24,013)
Less: Comprehensive income attributable to non-controlling interests	359	62	447	170

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$66,256	$(7,354)	$193,672	$(24,183)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$464,871	$378,461
Restricted cash	461,636	37,571
Marketable securities	175	259
Accounts receivable, net of allowances of $87,231 and $76,163 at June 30, 2015 and December 31, 2014, respectively	472,686	466,106
Inventories, net	366,340	365,165
Deferred tax assets	18,385	112,573
Prepaid expenses and other current assets	125,559	132,413
Assets held for sale – current	28,631	315,515

Total current assets	1,938,283	1,808,063
Property, plant and equipment, net	448,302	453,570
Goodwill	2,853,551	2,926,666
Other intangible assets with indefinite lives	41,306	43,651
Finite-lived intangible assets, net	1,093,186	1,276,444
Deferred financing costs, net, and other non-current assets	67,734	67,832
Investments in unconsolidated entities	69,594	91,693
Deferred tax assets	7,633	8,569
Non-current income tax receivable	2,611	2,468
Assets held for sale – non-current	129,194	—

Total assets	$6,651,394	$6,678,956

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$629,371	$88,875
Current portion of capital lease obligations	4,643	4,241
Accounts payable	186,941	213,592
Accrued expenses and other current liabilities	309,394	375,494
Liabilities related to assets held for sale – current	7,663	78,843

Total current liabilities	1,138,012	761,045

Long-term liabilities:
Long-term debt, net of current portion	2,958,036	3,621,385
Capital lease obligations, net of current portion	6,913	10,560
Deferred tax liabilities	227,491	214,639
Other long-term liabilities	146,240	161,582
Liabilities related to assets held for sale – non-current	11,527	—

Total long-term liabilities	3,350,207	4,008,166

Commitments and contingencies (Note 17)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at June 30, 2015 and December 31, 2014); Authorized: 2,300 shares; Issued: 2,065 shares at June 30, 2015 and December 31, 2014; Outstanding: 1,774 shares at June 30, 2015 and December 31, 2014	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 93,224 shares at June 30, 2015 and 91,532 shares at December 31, 2014; Outstanding: 85,545 shares at June 30, 2015 and 83,853 shares at December 31, 2014	93	92
Additional paid-in capital	3,414,982	3,355,672
Accumulated deficit	(1,450,508)	(1,679,552)
Treasury stock, at cost, 7,679 shares at June 30, 2015 and December 31, 2014	(184,971)	(184,971)
Accumulated other comprehensive loss	(227,482)	(192,110)

Total stockholders’ equity	2,158,582	1,905,599
Non-controlling interests	4,593	4,146

Total equity	2,163,175	1,909,745

Total liabilities and equity	$6,651,394	$6,678,956

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$229,491	$(50,472)
Income from discontinued operations, net of tax	216,777	10,319

Income (loss) from continuing operations	12,714	(60,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefit related to discontinued operations	—	2,990
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	7,784	7,926
Depreciation and amortization	147,011	167,639
Non-cash stock-based compensation expense	12,279	4,582
Impairment of inventory	68	589
Impairment of long-lived assets	387	1,491
Loss on disposition of fixed assets	3,318	3,265
Equity earnings of unconsolidated entities, net of tax	(5,320)	(7,439)
Gain on sales of marketable securities	(8)	—
Deferred income taxes	(40,655)	(33,894)
Loss related to impairment and net loss on dispositions	40,334	638
Loss on extinguishment of debt	3,480	—
Other non-cash items	(2,332)	(5,261)
Non-cash change in fair value of contingent purchase price consideration	(52,867)	16,729
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(27,464)	15,068
Inventories, net	(46,093)	(15,329)
Prepaid expenses and other current assets	(27,077)	663
Accounts payable	(23,251)	30,437
Accrued expenses and other current liabilities	27,657	(3,769)
Other non-current liabilities	6,025	6,377
Cash paid for contingent purchase price consideration	(3,781)	(20,205)

Net cash provided by continuing operations	32,209	111,706
Net cash provided by discontinued operations	318	13,398

Net cash provided by operating activities	32,527	125,104

Cash Flows from Investing Activities:
Increase in restricted cash	(424,025)	(4,034)
Purchases of property, plant and equipment	(47,284)	(47,283)
Proceeds from sale of property, plant and equipment	1,120	493
Cash received from dispositions, net of cash divested	586,625	5,454
Cash paid for business acquisitions, net of cash acquired	—	(75)
Cash received from equity method investments	14,297	980
Cash received from sales of marketable securities	93	39
Cash paid for investments	—	(779)
Decrease in other assets	1,750	864

Net cash provided by (used in) continuing operations	132,576	(44,341)
Net cash used in discontinued operations	(209)	(6,769)

Net cash provided by (used in) investing activities	132,367	(51,110)

Cash Flows from Financing Activities:
Cash paid for financing costs	(15,731)	(5)
Cash paid for contingent purchase price consideration	(6,373)	(15,619)
Proceeds from issuance of common stock, net of issuance costs	56,332	21,121
Proceeds from issuance of long-term debt	2,121,851	—
Payments on short-term debt	(584)	—
Payments on long-term debt	(2,118,264)	(31,727)
Proceeds from issuance of short-term debt	—	806
Net (payments) proceeds under revolving credit facilities	(126,320)	111
Cash paid for dividends	(10,646)	(10,646)
Excess tax benefits on exercised stock options	2,511	415
Principal payments on capital lease obligations	(2,910)	(3,039)

Net cash used in continuing operations	(100,134)	(38,583)
Net cash used in discontinued operations	(76)	(167)

Net cash used in financing activities	(100,210)	(38,750)

Foreign exchange effect on cash and cash equivalents	(1,574)	1,650

Net increase in cash and cash equivalents	63,110	36,894
Cash and cash equivalents, beginning of period – continuing operations	378,461	355,431
Cash and cash equivalents, beginning of period – discontinued operations	23,300	6,476

Cash and cash equivalents, end of period	464,871	398,801
Less: Cash and cash equivalents of discontinued operations, end of period	—	8,647

Cash and cash equivalents of continuing operations, end of period	$464,871	$390,154

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Alere Inc. are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows. Our audited consolidated financial statements for the year ended December 31, 2014 included information and footnotes necessary for such presentation and were included in Amendment No. 2 to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, or SEC, on May 28, 2015. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

As a result of the sale of our health management business in January 2015, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics and corporate and other. Financial information by segment for the three and six months ended June 30, 2014 has been retroactively adjusted to reflect this change in reporting segments.

Certain reclassifications of prior period amounts have been made in order to retrospectively present discontinued operations. These reclassifications have no effect on net income or equity.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Revision of Previously Reported Amounts

During the financial closing process for the three months ended March 31, 2015, management determined that we had incorrectly accounted for income taxes related to discontinued operations during 2014, including in connection with the divestiture of our health management business completed in January 2015 and another divestiture completed in October 2014. As a result, we restated our financial statements for the three and nine months ended September 30, 2014 and for the year ended December 31, 2014. In connection with those restatements, we corrected additional errors in 2012, 2013 and 2014 that we concluded were not material, individually or in the aggregate, to our previously issued financial statements.

Although management has determined that the errors, individually and in the aggregate, are not material to prior periods, the financial statements for the three and six months ended June 30, 2014, included herein, have been adjusted to correct for the impact of these items. The adjustments recorded in connection with the revisions related to the six months ended June 30, 2014 primarily relate to a $4.6 million decrease in general and administrative expense related to a change in the fair value of our contingent consideration obligations and a $4.2 million adjustment to revise the benefit from certain foreign tax credits which increased the benefit for income taxes. The impacts of these revisions are shown in the tables below:

	Three Months Ended June 30, 2014
Revised Consolidated Statement of Operations (in thousands, except per share data)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Net product sales	$500,118	$240	$500,358
Net product sales and services revenue	$640,554	$240	$640,794
Net revenue	$647,158	$240	$647,398
Cost of net product sales	$272,192	$(505)	$271,687
Cost of service revenue	$74,467	$1,426	$75,893
Cost of net product sales and services revenue	$346,659	$921	$347,580
Cost of net revenue	$347,784	$921	$348,705
Gross profit	$299,374	$(681)	$298,693
General and administrative	$131,748	$(1,175)	$130,573
Operating loss	$(6,243)	$494	$(5,749)
Other income (expense), net	$3,131	$88	$3,219
Loss from continuing operations before benefit for income taxes	$(55,146)	$582	$(54,564)

	Three Months Ended June 30, 2014
Revised Consolidated Statement of Operations (in thousands, except per share data)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Benefit for income taxes	$5,454	$10	$5,464
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(60,600)	$572	$(60,028)
Loss from continuing operations	$(58,513)	$572	$(57,941)
Net loss	$(45,598)	$572	$(45,026)
Net loss attributable to Alere Inc. and Subsidiaries	$(45,660)	$572	$(45,088)
Net loss available to common stockholders	$(50,969)	$572	$(50,397)
Basic and diluted loss per common share: Loss from continuing operations	$(0.77)	$—	$(0.77)
Basic and diluted net loss per common share: Net loss per common share	$(0.62)	$0.01	$(0.61)

	Six Months Ended June 30, 2014
Revised Consolidated Statement of Operations (in thousands, except per share data)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Net product sales	$991,437	$240	$991,677
Net product sales and services revenue	$1,260,581	$240	$1,260,821
Net revenue	$1,272,397	$240	$1,272,637
Cost of net product sales	$515,718	$(1,050)	$514,668
Cost of service revenue	$143,364	$2,890	$146,254
Cost of net product sales and services revenue	$659,082	$1,840	$660,922
Cost of net revenue	$661,746	$1,840	$663,586
Gross profit	$610,651	$(1,600)	$609,051
General and administrative	$241,163	$(6,971)	$234,192
Operating income	$23,876	$5,371	$29,247
Other income (expense), net	$8,413	$1,838	$10,251
Loss from continuing operations before benefit for income taxes	$(71,655)	$7,209	$(64,446)
Benefit for income taxes	$296	$3,488	$3,784
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(71,951)	$3,721	$(68,230)
Loss from continuing operations	$(64,512)	$3,721	$(60,791)
Net loss	$(54,193)	$3,721	$(50,472)
Net loss attributable to Alere Inc. and Subsidiaries	$(54,363)	$3,721	$(50,642)
Net loss available to common stockholders	$(64,922)	$3,721	$(61,201)
Basic and diluted loss per common share: Loss from continuing operations	$(0.91)	$0.04	$(0.87)
Basic and diluted net loss per common share: Net loss per common share	$(0.79)	$0.05	$(0.74)

	Three Months Ended June 30, 2014
Revised Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Net loss	$(45,598)	$572	$(45,026)
Comprehensive loss	$(7,864)	$572	$(7,292)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(7,926)	$572	$(7,354)

	Six Months Ended June 30, 2014
Revised Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Net loss	$(54,193)	$3,721	$(50,472)
Comprehensive loss	$(27,734)	$3,721	$(24,013)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(27,904)	$3,721	$(24,183)

	Six Months Ended June 30, 2014
Revised Consolidated Statement of Cash Flows (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Net loss	$(54,193)	$3,721	$(50,472)
Loss from continuing operations	$(64,512)	$(3,721)	$(60,791)
Deferred income taxes	$(36,524)	$2,630	$(33,894)
Accounts receivable, net	$15,308	$(240)	$15,068
Prepaid expenses and other current assets	$2,501	$(1,838)	$663
Accrued expenses and other current liabilities	$(2,379)	$(1,390)	$(3,769)
Other non-current liabilities	$4,723	$1,654	$6,377
Non-cash change in fair value of contingent consideration	$21,329	$(4,600)	$16,729
Net cash provided by continuing operations	$111,769	$(63)	$111,706
Net cash provided by operating activities	$125,167	$(63)	$125,104
Purchases of property, plant and equipment	$(47,346)	$63	$(47,283)
Net cash used in continuing operations	$(44,404)	$63	$(44,341)
Net cash used in investing activities	$(51,173)	$63	$(51,110)

The Company has reflected these revisions as applicable in its consolidated financial statements and also in the consolidating financial statements presented in Note 23.

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

The following summarized financial information related to the businesses of the ACS Companies and the health management business has been segregated from continuing operations and has been reported as discontinued operations in our consolidated statements of operations. The results of the health management business are included in the six months ended June 30, 2015, given our January 9, 2015 divestiture of this business. The results of the ACS Companies are included in the three and six months ended June 30, 2014, given our October 31, 2014 divestiture of this business. The results are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2015	2014
Net revenue	$90,785	$7,373	$182,168
Cost of net revenue	(50,240)	(4,413)	(101,660)
Sales and marketing	(14,862)	(996)	(28,882)
General and administrative	(28,198)	(5,001)	(58,318)
Interest expense	(117)	(9)	(253)
Other income (expense), net	(511)	160	(1,070)
Gain on disposal	—	366,191	—

Income (loss) from discontinued operations before provision (benefit) for income taxes	(3,143)	363,305	(8,015)
Provision (benefit) for income taxes	(16,058)	146,528	(18,334)

Income from discontinued operations, net of tax	$12,915	$216,777	$10,319

(4) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2015, our cash equivalents consisted of money market funds.

(5) Restricted Cash

We had restricted cash of $461.6 million and $37.6 million as of June 30, 2015 and December 31, 2014, respectively. Of the $461.6 million as of June 30, 2015, $425.9 million relates to a deposit of funds with a trustee in connection with the satisfaction and discharge of our obligations associated with the October 1, 2015 scheduled redemption of our 8.625% senior subordinated notes due 2018, or the 8.625% notes.

(6) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$131,213	$122,886
Work-in-process	66,360	82,724
Finished goods	168,767	159,555

	$366,340	$365,165

(7) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of net revenue	$287	$285	$540	$572
Research and development	282	(1,811)	606	(620)
Sales and marketing	1,251	967	2,345	1,858
General and administrative	5,310	(563)	8,788	2,772

	7,130	(1,122)	12,279	4,582
Provision (benefit) for income taxes	(2,529)	655	(4,902)	(1,123)

	$4,601	$(467)	$7,377	$3,459

(8) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$20,263	$(57,941)	$12,714	$(60,791)
Preferred stock dividends	(5,309)	(5,309)	(10,559)	(10,559)

Income (loss) from continuing operations attributable to common shares	14,954	(63,250)	2,155	(71,350)
Less: Net income attributable to non-controlling interest	359	62	447	170

Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	14,595	(63,312)	1,708	(71,520)
Income from discontinued operations	—	12,915	216,777	10,319

Net income (loss) available to common stockholders	$14,595	$(50,397)	$218,485	$(61,201)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator:
Weighted-average common shares outstanding — basic	85,173	82,648	84,758	82,518

Weighted-average common shares outstanding — diluted	86,635	82,648	86,070	82,518

Basic net income (loss) per common share:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$0.17	$(0.77)	$0.02	$(0.87)
Income from discontinued operations	—	0.16	2.56	0.13

Basic net income (loss) per common share	$0.17	$(0.61)	$2.58	$(0.74)

Diluted net income (loss) per common share:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$0.17	$(0.77)	$0.02	$(0.87)
Income from discontinued operations	—	0.16	2.52	0.13

Diluted net income (loss) per common share	$0.17	$(0.61)	$2.54	$(0.74)

The following potential dilutive securities were not included in the calculation of diluted net income (loss) per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator:
Options to purchase shares of common stock	7,627	9,380	7,627	9,380
Warrants	—	4	4	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239	10,239	10,239
Common stock equivalents related to the settlement of a contingent consideration obligation	—	335	—	347

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	21,304	23,396	21,308	23,408

(9) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For the three and six months ended June 30, 2015, Series B preferred stock dividends amounted to $5.3 million and $10.6 million, respectively, and for the three and six months ended June 30, 2014, Series B preferred stock dividends amounted to $5.3 million and $10.6 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the respective periods. As of June 30, 2015, $5.3 million of Series B preferred stock dividends was accrued. As of July 15, 2015, payments have been made covering all dividend periods through June 30, 2015.

The Series B preferred stock dividends for the three and six months ended June 30, 2015 and 2014 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the six months ended June 30, 2015 and 2014 is provided below (in thousands):

	Six Months Ended June 30,
	2015			2014
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$1,905,599	$4,146	$1,909,745	$2,073,256	$4,882	$2,078,138
Issuance of common stock under employee compensation plans	56,332	—	56,332	21,121	—	21,121
Preferred stock dividends	(10,646)	—	(10,646)	(10,646)	—	(10,646)
Stock-based compensation expense	12,279	—	12,279	4,582	—	4,582
Excess tax benefits on exercised stock options	1,346	—	1,346	124	—	124
Net income (loss)	229,044	447	229,491	(50,642)	170	(50,472)
Total other comprehensive income (loss)	(35,372)	—	(35,372)	26,459	—	26,459

Equity, end of period	$2,158,582	$4,593	$2,163,175	$2,064,254	$5,052	$2,069,306

(10) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Caption	2015	2014	2015	2014
Cost of net revenue	$896	$220	$2,399	$1,053
Research and development	156	3,031	649	3,031
Sales and marketing	570	4,851	1,953	6,401
General and administrative	3,231	7,278	4,122	9,293

Total operating expenses	4,853	15,380	9,123	19,778
Interest expense, including amortization of original issue discounts and deferred financing costs	6	11	13	23

Total charges	$4,859	$15,391	$9,136	$19,801

(a) 2014 Restructuring Plans

In 2014, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our global sales and marketing, information technology and research and development groups, as well as closing certain business locations in Europe and Asia. The following table summarizes the restructuring activities related to our 2014 restructuring plans for the three and six months ended June 30, 2015 and 2014 and since inception of these restructuring plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Professional Diagnostics	2015	2014	2015	2014
Severance-related costs	$1,264	$9,732	$4,064	$12,096	$31,870
Facility and transition costs	1,487	147	2,913	181	6,373

Cash charges	2,751	9,879	6,977	12,277	38,243
Fixed asset and inventory impairments	445	1,330	454	2,080	11,406

Total charges	$3,196	$11,209	$7,431	$14,357	$49,649

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Corporate and Other	2015	2014	2015	2014
Severance-related costs	$569	$2,113	$611	$2,200	$3,512
Facility and transition costs	(6)	1,942	(13)	1,950	11,322

Total cash charges	$563	$4,055	$598	$4,150	$14,834

We anticipate incurring approximately $4.4 million in additional costs under our 2014 restructuring plans related to our professional diagnostics business segment, primarily related to the closure of our manufacturing facility in Israel. We may develop additional restructuring plans over the remainder of 2015. As of June 30, 2015, $4.5 million in severance and transition costs arising under our 2014 restructuring plans remain unpaid.

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

The following table summarizes the restructuring activities within our professional diagnostics business segment related to our active 2013, 2011and 2008 restructuring plans for the three and six months ended June 30, 2015 and 2014 and since inception of these plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Professional Diagnostics	2015	2014	2015	2014
Severance-related costs	$—	$39	$—	$936	$26,926
Facility and transition costs	1,094	76	1,094	335	11,574
Other exit costs	6	11	13	23	811

Cash charges	1,100	126	1,107	1,294	39,311
Fixed asset and inventory impairments	—	—	—	—	6,776
Intangible asset impairments	—	—	—	—	686
Other non-cash charges	—	—	—	—	64

Total charges	$1,100	$126	$1,107	$1,294	$46,837

We do not anticipate incurring significant additional costs under these plans related to our professional diagnostics business segment. As of June 30, 2015, $1.3 million in cash charges remain unpaid under our restructuring plans prior to 2014, primarily related to facility lease obligations, which are anticipated to continue through 2020.

(c) Restructuring Reserves

The following table summarizes our restructuring reserves related to the restructuring plans described above, of which $4.9 million is included in accrued expenses and other current liabilities and $0.8 million is included in other long-term liabilities on our consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2014	$4,590	$9,868	$290	$14,748
Cash charges	4,537	3,913	13	8,463
Payments	(7,134)	(9,993)	(63)	(17,190)
Currency adjustments	(169)	(159)	—	(328)

Balance, June 30, 2015	$1,824	$3,629	$240	$5,693

(11) Debt

We had the following debt balances outstanding (in thousands):

	June 30, 2015	December 31, 2014
A term loans(1)	$646,775	$—
B term loans(1)	1,047,386	—
Prior credit facility—A term loans(2)(4)	—	785,938
Prior credit facility—B term loans(3)(4)	—	1,330,810
Prior credit facility—Revolving loans(4)	—	127,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
6.375% Senior subordinated notes	425,000	—
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	1,336	684
Other	41,910	40,828

	3,587,407	3,710,260
Less: Short-term debt and current portion of long-term debt	(629,371)	(88,875)

Long-term debt	$2,958,036	$3,621,385

(1)	Incurred under our secured credit facility entered into on June 18, 2015.
(2)	Includes “A” term loans and “Delayed Draw” term loans under our prior credit facility.
(3)	Includes term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans under our prior credit facility, which term loans had been converted into and consolidated with the “B” term loans under our prior credit facility.
(4)	On May 15, 2015, we incurred an event of default under our prior credit facility as a result of our failure to timely deliver certain financial statements to our lenders thereunder. The event of default was subsequently cured and our prior credit facility was subsequently refinanced with our secured credit facility, so such event of default was not in existence on June 30, 2015.

In connection with our debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Secured credit facility (1)	$12,851	$—	$12,851	$—
Prior credit facility (2) (3)	19,726	24,859	39,188	49,621
7.25% Senior notes	8,525	8,524	17,049	17,049
6.5% Senior subordinated notes	7,234	7,176	14,467	14,354
6.375% Senior subordinated notes	542	—	542	—
8.625% Senior subordinated notes	9,274	9,275	18,547	18,548
3% Senior subordinated convertible notes	1,246	1,246	2,492	2,492
Other	96	954	789	1,880

	$59,494	$52,034	$105,925	$103,944

(1)	Includes “A” term loans, “B” term loans and revolving line of credit loans.
(2)	Includes the following loans under our prior credit facility: “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans and later converted into and consolidated with the “B” term loans; and revolving line of credit loans. For the three and six months ended June 30, 2015, the amounts include $0.3 million and $0.7 million, respectively, related to the amortization of fees paid for certain debt modifications. For the three and six months ended June 30, 2014, the amounts include $0.3 million and $0.7 million, respectively, related to the amortization of fees paid for certain debt modifications.
(3)	Includes a $3.5 million loss on extinguishment of debt associated with our prior credit facility.

(a) Secured Credit Facility

On June 18, 2015, we entered into a Credit Agreement, or secured credit facility, with certain lenders, Goldman Sachs Bank USA, as B term loan administrative agent, General Electric Capital Corporation as pro rata administrative agent and collateral agent, and certain other agents and arrangers, and, along with certain of our subsidiaries, a related guaranty and security agreement. The secured credit facility provides for (i) term loans in the aggregate amount of $1.7 billion (consisting of “A” term loans in the aggregate principal amount of $650.0 million and “B” term loans in the aggregate principal amount of $1,050.0 million), all of which were drawn at closing, and (ii) subject to our continued compliance with the terms of the secured credit facility, a $250.0 million revolving line of credit (which revolving line of credit includes a $50.0 million sublimit for the issuance of letters of credit); no amount was drawn under the revolving credit facility at closing.

We used approximately $1.68 billion of the proceeds of the term loans drawn at closing (i) to repay in full all indebtedness outstanding under our prior credit facility, whereupon such agreement was terminated (as described below), and (ii) to pay various fees and expenses associated with the transactions contemplated by the secured credit facility. Subject to certain limits and restrictions, we may use the remaining proceeds of the term loans, the proceeds of any revolving credit loans and the proceeds of any incremental term loans (described below) or incremental revolving credit commitments (described below) to finance permitted acquisitions, to finance capital expenditures, to provide working capital and for other general corporate purposes.

We must repay the “A” term loans in nineteen consecutive quarterly installments, beginning on September 30, 2015 and continuing through March 31, 2020, in the principal amount of $8,125,000 each, followed by a final installment on June 18, 2020, in the principal amount of $495,625,000. We must repay the “B” term loans in twenty-seven consecutive quarterly installments, beginning on September 30, 2015 and continuing through March 31, 2022, in the principal amount of $2,625,000 each, and a final installment on June 18, 2022, in the principal amount of $979,125,000. We may repay any future borrowings under the secured credit facility revolving line of credit at any time (without premium or penalty), but in no event later than June 18, 2020.

We are required to make mandatory prepayments of the term loans and mandatory prepayments of any revolving credit loans in various amounts if we have Excess Cash Flow (as defined in the Credit Agreement, and commencing in respect of our fiscal year ending December 31, 2016), if we issue certain types of debt, if we make certain sales of assets outside the ordinary course of business above certain thresholds or if we suffer certain property loss events above certain thresholds. We may make optional prepayments of the term loans from time to time without any premium or penalty, subject to a customary 101% “soft call” protection with respect to certain prepayments or a repricing event with respect to the “B” term loans occurring on or before December 18, 2015.

The “A” term loans and any borrowings under the revolving credit facility bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin of 2.00%, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin of 3.00%. The “B” term loans bear interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of 2.00% or 2.25% depending on our consolidated secured net leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of 3.00% or 3.25% depending on our consolidated secured net leverage ratio. The Eurodollar Rate is subject to a 1.00% floor with respect to “B” term loans based on the Eurodollar Rate. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum equal to 0.50%. As of June 30, 2015, the “A” term loans and the “B” term loans bore interest at 3.19% and 4.25%, respectively. As of June 30, 2015, there were no borrowings under the revolving line of credit under the secured credit facility.

Subject to our pro forma compliance with certain financial tests and certain other terms and conditions set forth in the Credit Agreement, we may request at any time that the lenders under the Credit Agreement and/or other financial institutions that become lenders thereunder make incremental term loans or provide incremental revolving credit commitments under the Credit Agreement in addition to the committed credit facilities described above, subject to our obtaining the agreement of the relevant new or existing lender, as the case may be. The Credit Agreement also includes (i) certain provisions that allow us to add one or more new term loan facilities or new revolving credit facilities in order to refinance all or a portion of the term loans or revolving credit commitments and (ii) certain “amend and extend” provisions that allow us to extend the maturity date of any term loans or revolving credit commitments (and make related changes to the terms of the relevant loans), subject in each case to our obtaining the agreement of the relevant new or existing lenders, as the case may be.

We must comply with various financial and non-financial covenants under the terms of the secured credit facility, which are set forth in the Credit Agreement. The primary financial covenant under the security credit facility consists of a maximum consolidated secured net leverage ratio applicable only to the “A” term loans and the revolving credit loans. The non-financial covenants are subject to certain important exceptions and qualifications.

The lenders under the secured credit facility are entitled to accelerate repayment of the loans and terminate the revolving credit commitments thereunder upon the occurrence of any of various events of default.

Borrowings under the secured credit facility are guaranteed by substantially all of our domestic subsidiaries (other than unrestricted subsidiaries and domestic subsidiaries of certain of our foreign subsidiaries) and are secured by the stock of substantially all of our domestic subsidiaries (other than unrestricted subsidiaries and domestic subsidiaries of certain of our foreign subsidiaries), portions of the stock of certain of our foreign subsidiaries, and substantially all of our and our guarantor subsidiaries’ other property and assets, in each case subject to various exceptions.

As of June 30, 2015, aggregate borrowings under the secured credit facility amounted to $1.7 billion, consisting of “A” term loans in the aggregate principal amount of $650.0 million and “B” term loans in the aggregate principal amount of $1,050.0 million. As of June 30, 2015, we were in compliance with the maximum consolidated secured net leverage ratio under the secured credit facility.

(b) Prior Credit Facility

In connection with entering into the secured credit facility on June 18, 2015, we repaid in full all outstanding indebtedness under and terminated our prior Credit Agreement, or prior credit facility, dated as of June 30, 2011, as amended from time to time, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The aggregate outstanding principal amount of the loans repaid under our prior credit facility in connection with the termination thereof was approximately $1.65 billion. We assessed this repayment on a lender-by-lender basis in order to differentiate the portion constituting an extinguishment and the portion constituting a modification. Unamortized deferred financing fees relating to the extinguished portion of the prior credit facility debt were expensed, and the portion relating to modifications of the prior credit facility debt were carried forward to be amortized over the contractual life of the new secured credit facility.

(c) 6.375% Senior Subordinated Notes

On June 24, 2015, we sold a total of $425.0 million aggregate principal amount of 6.375% senior subordinated notes due 2023, or the 6.375% senior subordinated notes, in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States; we sold the 6.375% senior subordinated notes at an initial offering price of 100%. Net proceeds from this offering amounted to $417.3 million, which were net of the initial purchasers’ discount and offering expenses totaling approximately $7.7 million.

The 6.375% senior subordinated notes were issued under a supplemental indenture dated June 24, 2015, or the 6.375% Indenture. The 6.375% senior subordinated notes accrue interest at the rate of 6.375% per annum. Interest on the 6.375% senior subordinated notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2016. The 6.375% senior subordinated notes mature on July 1, 2023, unless earlier redeemed.

We may, at our option, redeem the 6.375% senior subordinated notes, in whole or part, at any time (which may be more than once) on or after July 1, 2018 by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 4.781% during the twelve months on and after July 1, 2018, to 3.188% during the twelve months on and after July 1, 2019, to 1.594% during the twelve months on and after July 1, 2020, to zero on and after July 1, 2021. In addition, at any time (which may be more than once) prior to July 1, 2018, we may, at our option, redeem up to 35% of the aggregate principal amount of the 6.375% senior subordinated notes with money that we raise in certain qualifying equity offerings, so long as (i) we pay 106.375% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the 6.375% senior subordinated notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 6.375% senior subordinated notes remains outstanding afterwards. In addition, at any time (which may be more than once) prior to July 1, 2018, we may, at our option, redeem some or all of the 6.375% senior subordinated notes by paying the principal amount of the 6.375% senior subordinated notes being redeemed plus a make-whole premium, plus accrued and unpaid interest to (but excluding) the redemption date.

If a change of control occurs, subject to specified conditions, we must give holders of the 6.375% senior subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the purchase.

If we or our restricted subsidiaries engage in asset sales, we or they generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, repay senior indebtedness or make an offer to purchase a principal amount of the 6.375% senior subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the 6.375% senior subordinated notes would be 100% of their principal amount, plus accrued and unpaid interest.

The 6.375% Indenture provides that we and our restricted subsidiaries must comply with various covenants, which are subject to certain important exceptions and qualifications, which are set forth in the 6.375% Indenture. At any time the 6.375% senior subordinated notes are rated investment grade, certain covenants will be suspended with respect to them.

The 6.375% Indenture contains events of default entitling the trustee or the holders of the 6.375% senior subordinated notes to declare all amounts owed pursuant to the 6.375% senior subordinated notes immediately payable if any such event of default occurs.

The 6.375% senior subordinated notes are our senior subordinated unsecured obligations, are subordinated in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility and our 7.25% senior notes, and are equal in right of payment with all of our existing and future senior subordinated debt, including our 8.625% senior subordinated notes (our obligations in respect of which have been satisfied and discharged, as described below), our 6.5% senior subordinated notes and our 3% convertible senior subordinated notes. Our obligations under the 6.375% senior subordinated notes and the 6.375% Indenture are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt and equal in right of payment to all of their existing and future senior subordinated debt. See Note 23 for guarantor financial information.

(d) 8.625% Senior Subordinated Notes

On June 24, 2015, we issued a notice of optional redemption to the holders of 8.625% notes that, on October 1, 2015 (the redemption date), we will redeem the entire principal amount of the 8.625% notes then outstanding at a redemption price equal to 102.156% of the principal amount of the 8.625% notes to be redeemed plus accrued and unpaid interest from April 1, 2015 to (but excluding) the redemption date, upon the terms set forth in the notice of optional redemption. The balance of the 8.625% notes is included in the short-term debt and current portion of long-term debt on our consolidated balance sheet as of June 30, 2015 as the redemption notice creates an obligation to pay the balance on October 1, 2015. We transferred the net proceeds received from the 6.375% notes of $417.3 million and additional cash of $8.6 million, or a total of $425.9 million, into an irrevocable trust, which will be used to fund the redemption of the 8.625% notes on October 1, 2015. The $425.9 million is classified on our consolidated balance sheet as of June 30, 2015 as restricted cash. We exercised our right immediately to satisfy and discharge all of our obligations with respect to the 8.625% notes, subject to settlement of the redemption on the redemption date.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$175	$175	$—	$—

Total assets	$175	$175	$—	$—

Liabilities:
Contingent consideration obligations (1)	$72,907	$—	$—	$72,907

Total liabilities	$72,907	$—	$—	$72,907

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$259	$259	$—	$—

Total assets	$259	$259	$—	$—

Liabilities:
Contingent consideration obligations (1)	$139,671	$—	$—	$139,671

Total liabilities	$139,671	$—	$—	$139,671

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 17(a) for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the six months ended June 30, 2015 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2014	$139,671
Payments	(11,651)
Present value accretion and adjustments	(55,125)
Foreign currency adjustments	12

Fair value of contingent consideration obligations, June 30, 2015	$72,907

At June 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our debt were both $3.6 billion at June 30, 2015. The carrying amount and estimated fair value of our debt were both $3.7 billion at December 31, 2014. The estimated fair value of our debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(13) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Interest cost	231	203	460	402
Expected return on plan assets	(237)	(192)	(472)	(380)
Amortization of prior service costs	339	112	675	222

Net periodic benefit cost	$333	$123	$663	$244

(14) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. As a result of the sale of our health management business in January 2015, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics, and corporate and other. The information below for the three and six months ended June 30, 2014 has been retroactively adjusted to reflect this change in reporting segments. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	Professional Diagnostics	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended June 30, 2015:
Net revenue	$604,511	$24,645	$—	$629,156
Operating income (loss)	$115,302	$1,079	$(24,544)	$91,837
Impairment and (gain) loss on dispositions, net	$5,542	$—	$—	$5,542
Depreciation and amortization	$70,143	$725	$1,775	$72,643
Restructuring charge	$4,290	$—	$563	$4,853
Stock-based compensation	$—	$—	$7,130	$7,130
Three Months Ended June 30, 2014:
Net revenue	$625,680	$21,718	$—	$647,398
Operating income (loss)	$13,145	$2,012	$(20,906)	$(5,749)
Impairment and (gain) loss on dispositions, net	$638	$—	$—	$638
Depreciation and amortization	$82,206	$703	$910	$83,819
Restructuring charge	$11,325	$—	$4,055	$15,380
Stock-based compensation	$—	$—	$(1,122)	$(1,122)
Six Months Ended June 30, 2015:
Net revenue	$1,190,696	$46,613	$—	$1,237,309
Operating income (loss)	$165,092	$3,283	$(49,131)	$119,244
Impairment and (gain) loss on dispositions, net	$40,334	$—	$—	$40,334
Depreciation and amortization	$142,566	$1,436	$3,009	$147,011
Restructuring charge	$8,525	$—	$598	$9,123
Stock-based compensation	$—	$—	$12,279	$12,279
Six Months Ended June 30, 2014:
Net revenue	$1,228,617	$44,020	$—	$1,272,637
Operating income (loss)	$68,623	$2,711	$(42,087)	$29,247
Impairment and (gain) loss on dispositions, net	$638	$—	$—	$638
Depreciation and amortization	$164,612	$1,483	$1,544	$167,639
Restructuring charge	$15,628	$—	$4,150	$19,778
Stock-based compensation	$—	$—	$4,582	$4,582
Assets:
As of June 30, 2015	$5,903,150	$211,812	$536,432	$6,651,394
As of December 31, 2014	$6,323,944	$216,451	$138,561	$6,678,956

The following tables summarize our net revenue from the professional diagnostics reporting segments by groups of similar products and services for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cardiometabolic	$213,661	$209,241	$416,504	$423,204
Infectious disease	176,630	175,001	355,386	342,614
Toxicology	157,495	169,647	306,251	325,180
Other	51,031	65,187	102,163	125,803

Total professional diagnostics net product sales and services revenue	598,817	619,076	1,180,304	1,216,801
License and royalty revenue	5,694	6,604	10,392	11,816

Total professional diagnostics net revenue	$604,511	$625,680	$1,190,696	$1,228,617

(15) Related Party Transactions

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

We had a net payable to SPD of $2.0 million as of June 30, 2015 and a net payable to SPD of $4.0 million as of December 31, 2014. Included in the $2.0 million payable balance as of June 30, 2015 and the $4.0 million payable balance as of December 31, 2014 is approximately $1.6 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $9.4 million and $10.9 million as of June 30, 2015 and December 31, 2014, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture have been classified as other receivables within prepaid and other current assets on our consolidated balance sheets in the amount of $8.4 million and $9.6 million as of June 30, 2015 and December 31, 2014, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $21.7 million and $41.2 million during the three and six months ended June 30, 2015, respectively, and $20.6 million and $41.2 million during the three and six months ended June 30, 2014, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.6 million during the three and six months ended June 30, 2015, respectively, and $0.3 million and $0.7 million during the three and six months ended June 30, 2014, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $10.6 million and $10.5 million of trade receivables which are included in accounts receivable on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, and $22.2 million and $30.8 million of trade accounts payable which are included in accounts payable on our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	June 30, 2015	December 31, 2014
Accounts receivable, net of allowances	$10,629	$10,465
Prepaid expenses and other current assets	$8,363	$9,635
Deferred financing costs, net, and other non-current assets	$9,432	$10,875
Accounts payable	$24,163	$34,816

SPD is currently involved in civil litigation brought by a competitor in the United States with respect to the advertising of one of SPD’s products in the United States. While the court held that SPD violated certain laws with respect to the advertising of such product, SPD has filed an appeal of the court’s ruling. We are unable to determine the ultimate resolution of this matter at this time, or the impact it may have on SPD or us, including whether such resolution of the litigation or any damages imposed by the court would have a material adverse impact on SPD and, ultimately, by virtue of our 50% interest in SPD, on our financial position or results of operations.

(b) Entrustment Loan Arrangement with SPD Shanghai

Our subsidiary Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD’s subsidiary SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23 million (approximately $3.8 million at June 30, 2015), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on our balance sheet and amounted to $3.8 million at June 30, 2015.

(16) Other Arrangements

In September 2014, we entered into a contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, to develop diagnostic countermeasures for pandemic influenza. Under the terms of the 3.5 year contract, BARDA will provide up to $12.9 million to us to support the development of a rapid, molecular, low-cost influenza diagnostic device with PCR-like performance at the point-of-care. The project is designed to help support future preparedness and medical response to an influenza pandemic. Funding from BARDA is subject to successful completion of various interim feasibility and development milestones as defined in the agreement. For the three and six months ended June 30, 2015, we had incurred $0.9 million and $1.4 million, respectively, of qualified expenditures under the contract, for which we had received cash reimbursement from BARDA in the amount of $0.6 million and $1.0 million, respectively, and $0.4 million was recorded as a receivable as of that date. Reimbursements of qualified expenditures under this contract are recorded as a reduction of our related qualified research and development expenditures.

In February 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of June 30, 2015, we had borrowed no amounts under the Gates Loan Agreement. As of June 30, 2015, we had received approximately $19.7 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. As of June 30, 2015, we had deferred grant funding of $0.3 million relating to our agreement with the Gates Foundation, which is classified within accrued expenses and other current liabilities on our consolidated balance sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three and six months ended June 30, 2015, we incurred $1.5 million and $3.6 million, and for the three and six months ended June 30, 2014, we incurred $0.1 million and $2.2 million, respectively, of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses.

(17) Commitments and Contingencies

(a) Acquisition-related Contingent Consideration Obligations

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

During the three months ended June 30, 2015, we revised the fair value estimates for the milestones related to the TwistDx, Inc. contingent consideration obligation to incorporate increased probabilities of success as a result of positive technological developments of related technology and regulatory approvals of certain related platforms. Accordingly, we recorded a charge associated with the resulting change in fair value of $15.6 million, which is included in general and administrative expense in our accompanying consolidated statement of operations.

Additionally, during the three months ended June 30, 2015, we revised the fair value estimates for the milestones related to the Epocal contingent consideration obligation to reflect decreased probabilities of success and delayed cash inflows and clinical development timelines due to a strategic shift and re-allocation of research and development resources. As a result, we recorded income associated with the resulting change in fair value of $31.2 million, which is included in general and administrative expense in our accompanying consolidated statement of operations.

Furthermore, we also recorded income of $24.5 million associated with a change in the fair value of our Ionian contingent consideration obligation to zero, which was included in the general and administrative expense in our accompanying consolidated statement of operations. The remaining product development milestones under the agreement were not achieved by the July 2015 deadline and, as such, the probability of making the related milestone payments was reduced to zero.

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of June 30, 2015		Remaining Earn-out Period as of June 30, 2015		Estimated Fair Value as of June 30, 2015	Estimated Fair Value as of December 31, 2014	Payments Made during 2015
TwistDx, Inc.(1)	March 11, 2010	$35,600	$103,376		2015 – 2025	(5)	$51,600	$41,100	$5,248
Ionian Technologies, Inc. (2)	July 12, 2010	$24,500	$50,000		2015		—	24,500	—
DiagnosisOne, Inc. (3)	July 31, 2012	$22,300	$—		—		—	21,000	6,000
Epocal(4)	February 1, 2013	$75,000	$65,500		2015 – 2018		16,300	47,200	—
Other	Various	$30,373	$—	(6)	2015 – 2016		5,007	5,871	403

							$72,907	$139,671	$11,651

(1)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets through 2025.
(2)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development milestones during the five years following the acquisition.
(3)	On March 25, 2015, the remaining earn-out was settled for $6.0 million, of which $4.5 million was paid on March 27, 2015 and $1.5 million was paid on April 3, 2015.
(4)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(5)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(6)	The maximum remaining earn-out potential for the other acquisitions is not determinable due to the nature of one of the earn-outs, which is tied to an unlimited revenue metric.

(b) Legal Proceedings

•	Matters Relating to our San Diego Facility

On October 9, 2012, we received a warning letter from the FDA referencing inspectional observations set forth in an FDA Form 483 received in June 2012. The observations were the result of an inspection of our San Diego facility conducted earlier during 2012 relating to our Alere Triage products, which resulted in two recalls of certain Alere Triage products and revised release specifications for our Alere Triage meter-based products. We submitted evidence of our completion of most of the actions we committed to in response to the FDA Form 483 and warning letter. In September 2014, as follow up to a further inspection of our San Diego facility, the FDA notified us that this most recent inspection was classified “voluntary action indicated,” meaning that the objectionable conditions or practices found in the inspection do not meet the threshold of significance requiring regulatory action, but that formal close-out of the October 2012 warning letter could not occur until after a future inspection.

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

In September 2012, a password-protected laptop containing personally identifiable information of approximately 116,000 patients was stolen from an employee of Alere Home Monitoring, or AHM. On January 24, 2013, a class action complaint was filed in the U.S. District Court for the Northern District of California against AHM, asserting claims for damages and other relief under California state law, including under California’s Confidentiality of Medical Information Act, or CMIA, arising out of this theft. On October 7, 2014, the class action was dismissed with leave to amend the complaint. On October 28, 2014, an amended complaint was filed, and on November 17, 2014 AHM responded by filing another motion to dismiss. On February 23, 2015, AHM’s motion to dismiss was granted in part, but denied as to the plaintiffs’ amended CMIA claims. The parties to the litigation have reached a settlement in principle that, if approved, will result in a nominal payment by us.

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

Our diabetes, toxicology and patient self-testing business areas are subject to audit and claims for reimbursement brought in the ordinary course by private third-party payers, including health insurers, Zone Program Integrity Contractors, or ZPICs, and Medicare Administrative Contractors, or MACs, to monitor compliance with coverage and reimbursement rules and guidelines. These types of audits and claims can include, but are not limited to, claims relating to proper documentation and support or claims relating to the medical necessity of certain testing and can lead to assertions or determinations that certain claims should not have been, or will no longer be, paid by the private third-party payer or by Medicare or Medicaid. In such cases, the payer or program may seek to recoup or offset amounts they assert have been paid in error.

Our businesses may also be subject at any time to other commercial disputes, product liability claims, including claims arising from or relating to product recalls, negligence claims or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits or claims generally seek damages or reimbursement, sometimes in substantial amounts.

(18) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that we must adopt by the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position, results of operations, comprehensive income or cash flows upon adoption. Please also see Note 4, Summary of Significant Accounting Policies, to our consolidated financial statements included within Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Recently Issued Standards

In April 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. It requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements and expect, upon adoption, we will revise our current presentation of debt issuance costs on our consolidated balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09 as a new Topic, Accounting Standards Codification Topic 606. ASU 2014-09 sets forth a new revenue recognition standard that provides for a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB finalized a one-year delay in the effective date of this standard, which will now be effective for us on January 1, 2018; however, early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

Recently Adopted Standards

None.

(19) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with Accounting Standards Codification, or ASC, 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $0.6 million and $4.2 million during the three and six months ended June 30, 2015, respectively, and earnings of $1.8 million and $6.9 million during the three and six months ended June 30, 2014, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods. During the three and six months ended June 30, 2015, we received $12.1 million in cash from SPD as a return of capital.

(b) TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $0.4 million and $0.8 million during the three and six months ended June 30, 2015, respectively, and earnings of $0.4 million and $0.7 million during the three and six months ended June 30, 2014, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods. During the three and six months ended June 30, 2015, we received $2.2 million in cash from TechLab as a return of capital.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Combined Condensed Results of Operations:	2015	2014	2015	2014
Net revenue	$53,159	$41,203	$101,016	$90,136

Gross profit	$34,559	$37,432	$67,830	$80,412

Net income after taxes	$3,039	$4,328	$11,096	$15,158

Combined Condensed Balance Sheet:	June 30, 2015	December 31, 2014
Current assets	$75,612	$90,546
Non-current assets	33,292	33,697

Total assets	$108,904	$124,243

Current liabilities	$44,878	$35,954
Non-current liabilities	2,184	5,884

Total liabilities	$47,062	$41,838

As of June 30, 2015, we met the held for sale criteria with respect to our 49% investment in TechLab. We intend to use all or a portion of the proceeds from any sale of this investment to repay a portion of the indebtedness outstanding under our secured credit facility. Accordingly, we have classified our investment in TechLab in Assets held for sale – non-current in our consolidated balance sheet as of June 30, 2015.

(20) Impairment and (Gain) Loss on Dispositions, Net

In May 2015, we sold our Alere Analytics business, which was part of our professional diagnostics reporting unit and business segment. Under the terms of the sale we received nominal consideration and agreed to contribute working capital of $2.7 million to Alere Analytics, of which $2.4 million was contributed in cash immediately prior to the closing of the sale and the remaining $0.3 million of which was deposited in escrow pending the performance by the buyers under certain contracts. As a result of this transaction we recorded a loss of $4.7 million during the second quarter of 2015. During the three months ended March 31, 2015, before identifying a buyer for Alere Analytics, our management decided to close the business, and in connection with this decision we recorded an impairment charge of $26.7 million during the period, including the write-off of $26.2 million of acquisition-related intangible assets and $0.5 million of fixed assets.

In March 2015, we sold certain assets of our AdnaGen GmbH business, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in cash proceeds and, as a result of this transaction, we recorded a gain of $0.2 million during the six months ended June 30, 2015.

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for €7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.6 million during the first quarter of 2015.

In December 2014, our management decided to close our Alere Connect, LLC subsidiary, which is part of our professional diagnostics reporting unit and business segment. During the six months ended June 30, 2015, in connection with this decision, we recorded impairment charges of $1.0 million, consisting primarily of severance costs, inventory write-offs and other closure-related expenses.

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

(21) Direct-response Advertising

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

(22) Provision (Benefit) for Income Taxes

The provision for income taxes increased by $12.3 million to a $17.7 million provision for the three months ended June 30, 2015, from a $5.4 million provision for the three months ended June 30, 2014. The provision for income taxes increased by $5.1 million to an $8.9 million provision for the six months ended June 30, 2015, from a $3.8 million provision for the six months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 and 2014 was 48.4% and (10.0)%, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was 54.7% and (5.9)%, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss) and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss) as well as items that are accounted for discretely in the quarter. The change in the effective tax rate for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily a result of our forecasted jurisdictional mix of income (loss), limitations on the utilization of foreign tax credits, and loss entity valuation allowance changes. The increase in the effective tax rate from the six months ended June 30, 2014 to the six months ended June 30, 2015 is primarily a result of our forecasted jurisdictional mix of income (loss), limitations on the utilization of foreign tax credits, and loss entity valuation allowance changes.

(23) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 8.625% senior subordinated notes due 2018, our 6.5% senior subordinated notes due 2020 and our 6.375% senior subordinated notes due 2023 are guaranteed by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of June 30, 2015 and December 31, 2014, the related statements of operations and comprehensive income (loss) for each of the three and six months ended June 30, 2015 and 2014, respectively, and the statements of cash flows for the six months ended June 30, 2015 and 2014, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$212,604	$350,063	$(65,833)	$496,834
Services revenue	—	114,983	11,645	—	126,628

Net product sales and services revenue	—	327,587	361,708	(65,833)	623,462
License and royalty revenue	—	3,233	5,710	(3,249)	5,694

Net revenue	—	330,820	367,418	(69,082)	629,156

Cost of net product sales	417	120,939	194,199	(57,070)	258,485
Cost of services revenue	80	77,884	7,477	(8,688)	76,753

Cost of net product sales and services revenue	497	198,823	201,676	(65,758)	335,238
Cost of license and royalty revenue	19	410	4,164	(3,249)	1,344

Cost of net revenue	516	199,233	205,840	(69,007)	336,582

Gross profit (loss)	(516)	131,587	161,578	(75)	292,574
Operating expenses:
Research and development	3,241	13,993	9,964	—	27,198
Sales and marketing	1,570	52,101	53,513	—	107,184
General and administrative	24,390	51,288	(14,865)	—	60,813
Impairment and (gain) loss on dispositions, net	44,378	(39,412)	576	—	5,542

Operating income (loss)	(74,095)	53,617	112,390	(75)	91,837
Interest expense, including amortization of original issue discounts and deferred financing costs	(59,086)	(3,060)	(4,702)	7,354	(59,494)
Other income (expense), net	3,596	4,576	3,442	(7,354)	4,260

Income (loss) from continuing operations before provision (benefit) for income taxes	(129,585)	55,133	111,130	(75)	36,603
Provision (benefit) for income taxes	(16,306)	11,277	22,768	(38)	17,701

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(113,279)	43,856	88,362	(37)	18,902
Equity in earnings of subsidiaries, net of tax	132,620	—	—	(132,620)	—
Equity earnings of unconsolidated entities, net of tax	922	—	424	15	1,361

Net income	20,263	43,856	88,786	(132,642)	20,263
Less: Net income attributable to non-controlling interests	—	—	359	—	359

Net income attributable to Alere Inc. and Subsidiaries	20,263	43,856	88,427	(132,642)	19,904
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income available to common stockholders	$14,954	$43,856	$88,427	$(132,642)	$14,595

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2014

(in thousands)

			Non -
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$199,339	$358,657	$(57,638)	$500,358
Services revenue	—	122,436	18,000	—	140,436

Net product sales and services revenue	—	321,775	376,657	(57,638)	640,794
License and royalty revenue	—	3,835	6,001	(3,232)	6,604

Net revenue	—	325,610	382,658	(60,870)	647,398

Cost of net product sales	691	119,442	203,035	(51,481)	271,687
Cost of services revenue	70	73,993	8,674	(6,844)	75,893

Cost of net product sales and services revenue	761	193,435	211,709	(58,325)	347,580
Cost of license and royalty revenue	—	47	4,310	(3,232)	1,125

Cost of net revenue	761	193,482	216,019	(61,557)	348,705

Gross profit (loss)	(761)	132,128	166,639	687	298,693
Operating expenses:
Research and development	7,163	15,590	14,677	—	37,430
Sales and marketing	3,196	60,175	72,430	—	135,801
General and administrative	25,952	46,458	58,163	—	130,573
Loss on disposition	—	638	—	—	638

Operating income (loss)	(37,072)	9,267	21,369	687	(5,749)
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,385)	(5,019)	(4,590)	8,960	(52,034)
Other income (expense), net	2,423	5,073	4,683	(8,960)	3,219

Income (loss) from continuing operations before provision (benefit) for income taxes	(86,034)	9,321	21,462	687	(54,564)
Provision (benefit) for income taxes	(12,977)	8,620	9,620	201	5,464

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(73,057)	701	11,842	486	(60,028)
Equity in earnings of subsidiaries, net of tax	12,596	164	—	(12,760)	—
Equity earnings of unconsolidated entities, net of tax	422	—	1,673	(8)	2,087

Income (loss) from continuing operations	(60,039)	865	13,515	(12,282)	(57,941)
Income (loss) from discontinued operations, net of tax	15,013	(2,044)	(54)	—	12,915

Net income (loss)	(45,026)	(1,179)	13,461	(12,282)	(45,026)
Less: Net income attributable to non-controlling interests	—	—	62	—	62

Net income (loss) attributable to Alere Inc. and Subsidiaries	(45,026)	(1,179)	13,399	(12,282)	(45,088)
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income (loss) available to common stockholders	$(50,335)	$(1,179)	$13,399	$(12,282)	$(50,397)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$429,812	$673,260	$(126,639)	$976,433
Services revenue	—	223,040	27,444	—	250,484

Net product sales and services revenue	—	652,852	700,704	(126,639)	1,226,917
License and royalty revenue	—	6,430	10,073	(6,111)	10,392

Net revenue	—	659,282	710,777	(132,750)	1,237,309

Cost of net product sales	833	234,130	374,245	(112,086)	497,122
Cost of services revenue	130	151,921	15,872	(15,589)	152,334

Cost of net product sales and services revenue	963	386,051	390,117	(127,675)	649,456
Cost of license and royalty revenue	(21)	1,218	8,208	(6,111)	3,294

Cost of net revenue	942	387,269	398,325	(133,786)	652,750

Gross profit (loss)	(942)	272,013	312,452	1,036	584,559
Operating expenses:
Research and development	5,543	28,912	20,759	—	55,214
Sales and marketing	2,830	105,328	108,105	—	216,263
General and administrative	44,913	89,058	19,533	—	153,504
Impairment and (gain) loss on dispositions, net	80,901	(8,804)	(31,763)	—	40,334

Operating income (loss)	(135,129)	57,519	195,818	1,036	119,244
Interest expense, including amortization of original issue discounts and deferred financing costs	(105,184)	(6,345)	(8,745)	14,349	(105,925)
Other income (expense), net	7,243	8,875	1,221	(14,349)	2,990

Income (loss) from continuing operations before provision (benefit) for income taxes	(233,070)	60,049	188,294	1,036	16,309
Provision (benefit) for income taxes	(36,973)	13,097	32,483	308	8,915

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(196,097)	46,952	155,811	728	7,394
Equity in earnings of subsidiaries, net of tax	205,553	—	—	(205,553)	—
Equity earnings of unconsolidated entities, net of tax	1,346	—	3,992	(18)	5,320

Income from continuing operations	10,802	46,952	159,803	(204,843)	12,714
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Net income	229,491	45,040	159,803	(204,843)	229,491
Less: Net income attributable to non-controlling interests	—	—	447	—	447

Net income attributable to Alere Inc. and Subsidiaries	229,491	45,040	159,356	(204,843)	229,044
Preferred stock dividends	(10,559)	—	—	—	(10,559)

Net income available to common stockholders	$218,932	$45,040	$159,356	$(204,843)	$218,485

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2014

(in thousands)

			Non -
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$408,623	$694,395	$(111,341)	$991,677
Services revenue	—	233,087	36,057	—	269,144

Net product sales and services revenue	—	641,710	730,452	(111,341)	1,260,821
License and royalty revenue	—	7,319	11,020	(6,523)	11,816

Net revenue	—	649,029	741,472	(117,864)	1,272,637

Cost of net product sales	1,379	230,460	386,795	(103,966)	514,668
Cost of services revenue	143	141,701	16,675	(12,265)	146,254

Cost of net product sales and services revenue	1,522	372,161	403,470	(116,231)	660,922
Cost of license and royalty revenue	—	139	9,048	(6,523)	2,664

Cost of net revenue	1,522	372,300	412,518	(122,754)	663,586

Gross profit (loss)	(1,522)	276,729	328,954	4,890	609,051
Operating expenses:
Research and development	12,778	30,435	32,916	—	76,129
Sales and marketing	5,064	121,114	142,667	—	268,845
General and administrative	44,708	82,527	106,957	—	234,192
Loss on disposition	—	638	—	—	638

Operating income (loss)	(64,072)	42,015	46,414	4,890	29,247
Interest expense, including amortization of original issue discounts and deferred financing costs	(102,643)	(10,513)	(9,134)	18,346	(103,944)
Other income (expense), net	7,117	11,032	10,506	(18,404)	10,251

Income (loss) from continuing operations before provision (benefit) for income taxes	(159,598)	42,534	47,786	4,832	(64,446)
Provision (benefit) for income taxes	(45,293)	29,239	18,179	1,659	3,784

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(114,305)	13,295	29,607	3,173	(68,230)
Equity in earnings of subsidiaries, net of tax	47,665	232	—	(47,897)	—
Equity earnings of unconsolidated entities, net of tax	827	—	6,737	(125)	7,439

Income (loss) from continuing operations	(65,813)	13,527	36,344	(44,849)	(60,791)
Income (loss) from discontinued operations, net of tax	15,341	(5,803)	781	—	10,319

Net income (loss)	(50,472)	7,724	37,125	(44,849)	(50,472)
Less: Net income attributable to non-controlling interests	—	—	170	—	170

Net income (loss) attributable to Alere Inc. and Subsidiaries	(50,472)	7,724	36,955	(44,849)	(50,642)
Preferred stock dividends	(10,559)	—	—	—	(10,559)

Net income (loss) available to common stockholders	$(61,031)	$7,724	$36,955	$(44,849)	$(61,201)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2015

(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$20,263	$43,856	$88,786	$(132,642)	$20,263

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	196	689	45,841	—	46,726
Minimum pension liability adjustment	—	—	(374)	—	(374)

Other comprehensive income, before tax	196	689	45,467	—	46,352
Income tax benefit related to items of other comprehensive income	—	—	—	—	—

Other comprehensive income, net of tax	196	689	45,467	—	46,352

Comprehensive income	20,459	44,545	134,253	(132,642)	66,615
Less: Comprehensive income attributable to non-controlling interests	—	—	359	—	359

Comprehensive income attributable to Alere Inc. and Subsidiaries	$20,459	$44,545	$133,894	$(132,642)	$66,256

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2014

(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(45,026)	$(1,179)	$13,461	$(12,282)	$(45,026)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	89	55	37,671	—	37,815
Unrealized gains on hedging instruments	—	—	6	—	6
Minimum pension liability adjustment	—	—	(87)	—	(87)

Other comprehensive income, before tax	89	55	37,590	—	37,734
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income, net of tax	89	55	37,590	—	37,734

Comprehensive income (loss)	(44,937)	(1,124)	51,051	(12,282)	(7,292)
Less: Comprehensive income attributable to non-controlling interests	—	—	62	—	62

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(44,937)	$(1,124)	$50,989	$(12,282)	$(7,354)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2015

(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$229,491	$45,040	$159,803	$(204,843)	$229,491

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(461)	117	(33,272)	—	(33,616)
Minimum pension liability adjustment	—	—	(1,756)	—	(1,756)

Other comprehensive income (loss), before tax	(461)	117	(35,028)	—	(35,372)
Income tax benefit related to items of other comprehensive income (loss)	—	—	—	—	—

Other comprehensive income (loss), net of tax	(461)	117	(35,028)	—	(35,372)

Comprehensive income	229,030	45,157	124,775	(204,843)	194,119
Less: Comprehensive income attributable to non-controlling interests	—	—	447	—	447

Comprehensive income attributable to Alere Inc. and Subsidiaries	$229,030	$45,157	$124,328	$(204,843)	$193,672

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2014

(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(50,472)	$7,724	$37,125	$(44,849)	$(50,472)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	246	(74)	26,303	—	26,475
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	14	—	14
Minimum pension liability adjustment	—	—	(13)	—	(13)

Other comprehensive income (loss), before tax	246	(91)	26,304	—	26,459
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income (loss), net of tax	246	(91)	26,304	—	26,459

Comprehensive income (loss)	(50,226)	7,633	63,429	(44,849)	(24,013)
Less: Comprehensive income attributable to non-controlling interests	—	—	170	—	170

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(50,226)	$7,633	$63,259	$(44,849)	$(24,183)

CONSOLIDATING BALANCE SHEET

June 30, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42,407	$75,005	$347,459	$—	$464,871
Restricted cash	427,181	—	34,455	—	461,636
Marketable securities	—	175	—	—	175
Accounts receivable, net of allowances	—	197,643	275,043	—	472,686
Inventories, net	—	199,654	188,133	(21,447)	366,340
Deferred tax assets	(36,568)	29,165	27,908	(2,120)	18,385
Prepaid expenses and other current assets	14,217	23,036	81,554	6,752	125,559
Assets held for sale – current	—	—	28,631	—	28,631
Intercompany receivables	573,462	660,375	66,677	(1,300,514)	—

Total current assets	1,020,699	1,185,053	1,049,860	(1,317,329)	1,938,283
Property, plant and equipment, net	30,663	225,914	191,877	(152)	448,302
Goodwill	—	1,795,118	1,058,433	—	2,853,551
Other intangible assets with indefinite lives	—	8,200	33,165	(59)	41,306
Finite-lived intangible assets, net	5,194	660,561	427,431	—	1,093,186
Deferred financing costs, net and other non-current assets	46,331	4,574	16,928	(99)	67,734
Investments in subsidiaries	3,368,524	179,853	58,321	(3,606,698)	—
Investments in unconsolidated entities	503	14,765	39,919	14,407	69,594
Deferred tax assets	—	—	7,633	—	7,633
Non-current income tax receivable	2,611	—	—	—	2,611
Assets held for sale – non-current	12,363	—	116,831	—	129,194
Intercompany notes receivables	2,047,832	694,785	15,779	(2,758,396)	—

Total assets	$6,534,720	$4,768,823	$3,016,177	$(7,668,326)	$6,651,394

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$601,712	$—	$27,659	$—	$629,371
Current portion of capital lease obligations	—	1,809	2,834	—	4,643
Accounts payable	13,949	75,026	97,966	—	186,941
Accrued expenses and other current liabilities	(516,724)	633,878	189,852	2,388	309,394
Liabilities related to assets held for sale – current	6,996	(6,996)	7,663	—	7,663
Intercompany payables	847,581	232,066	220,866	(1,300,513)	—

Total current liabilities	953,514	935,783	546,840	(1,298,125)	1,138,012

Long-term liabilities:
Long-term debt, net of current portion	2,951,161	—	6,875	—	2,958,036
Capital lease obligations, net of current portion	—	2,070	4,843	—	6,913
Deferred tax liabilities	(53,700)	216,438	64,671	82	227,491
Other long-term liabilities	41,758	64,920	39,662	(100)	146,240
Liabilities related to assets held for sale – non-current	—	—	11,527	—	11,527
Intercompany notes payables	483,405	1,222,259	1,052,732	(2,758,396)	—

Total long-term liabilities	3,422,624	1,505,687	1,180,310	(2,758,414)	3,350,207

Total stockholders’ equity	2,158,582	2,327,353	1,284,434	(3,611,787)	2,158,582
Non-controlling interests	—	—	4,593	—	4,593

Total equity	2,158,582	2,327,353	1,289,027	(3,611,787)	2,163,175

Total liabilities and equity	$6,534,720	$4,768,823	$3,016,177	$(7,668,326)	$6,651,394

CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,149	$69,154	$307,158	$—	$378,461
Restricted cash	5,012	—	32,559	—	37,571
Marketable securities	—	259	—	—	259
Accounts receivable, net of allowances	—	192,775	273,331	—	466,106
Inventories, net	—	191,323	195,606	(21,764)	365,165
Deferred tax assets	36,347	44,961	31,265	—	112,573
Prepaid expenses and other current assets	9,800	31,410	88,695	2,508	132,413
Assets held for sale – current	1,361	284,369	29,785	—	315,515
Intercompany receivables	404,990	888,688	55,923	(1,349,601)	—

Total current assets	459,659	1,702,939	1,014,322	(1,368,857)	1,808,063
Property, plant and equipment, net	30,547	218,613	204,188	222	453,570
Goodwill	—	1,795,663	1,131,003	—	2,926,666
Other intangible assets with indefinite lives	—	9,287	34,422	(58)	43,651
Finite-lived intangible assets, net	6,104	742,760	527,580	—	1,276,444
Deferred financing costs, net and other non-current assets	40,992	5,334	21,541	(35)	67,832
Investments in subsidiaries	3,740,004	179,315	58,067	(3,977,386)	—
Investments in unconsolidated entities	13,987	14,765	49,608	13,333	91,693
Deferred tax assets	—	—	8,569	—	8,569
Non-current income tax receivable	2,468	—	—	—	2,468
Intercompany notes receivables	2,028,701	649,444	46,676	(2,724,821)	—

Total assets	$6,322,462	$5,318,120	$3,095,976	$(8,057,602)	$6,678,956

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$61,700	$2	$27,173	$—	$88,875
Current portion of capital lease obligations	—	1,045	3,196	—	4,241
Accounts payable	21,402	81,741	110,449	—	213,592
Accrued expenses and other current liabilities	(536,286)	663,221	248,604	(45)	375,494
Liabilities related to assets held for sale – current	1,094	77,749	—	—	78,843
Intercompany payables	902,576	198,788	248,237	(1,349,601)	—

Total current liabilities	450,486	1,022,546	637,659	(1,349,646)	761,045

Long-term liabilities:
Long-term debt, net of current portion	3,615,759	—	5,626	—	3,621,385
Capital lease obligations, net of current portion	—	4,097	6,463	—	10,560
Deferred tax liabilities	(107,844)	252,944	69,457	82	214,639
Other long-term liabilities	42,762	46,865	71,988	(33)	161,582
Intercompany notes payables	415,700	1,276,245	1,032,876	(2,724,821)	—

Total long-term liabilities	3,966,377	1,580,151	1,186,410	(2,724,772)	4,008,166

Total stockholders’ equity	1,905,599	2,715,423	1,267,761	(3,983,184)	1,905,599
Non-controlling interests	—	—	4,146	—	4,146

Total equity	1,905,599	2,715,423	1,271,907	(3,983,184)	1,909,745

Total liabilities and equity	$6,322,462	$5,318,120	$3,095,976	$(8,057,602)	$6,678,956

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$229,491	$45,040	$159,803	$(204,843)	$229,491
Income (loss) from discontinued operations, net of tax.	218,689	(1,912)	—	—	216,777

Income from continuing operations	10,802	46,952	159,803	(204,843)	12,714
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(205,553)	—	—	205,553	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	7,728	13	43	—	7,784
Depreciation and amortization	3,840	82,576	60,560	35	147,011
Non-cash stock-based compensation expense	6,458	2,633	3,188	—	12,279
Impairment of inventory	—	133	(65)	—	68
Impairment of long-lived assets	—	64	323	—	387
Loss on disposition of fixed assets	—	2,764	554	—	3,318
Equity earnings of unconsolidated entities, net of tax	(1,346)	—	(3,992)	18	(5,320)
Gain on sales of marketable securities.	—	(8)	—	—	(8)
Deferred income taxes	(8,686)	(30,581)	(1,826)	438	(40,655)
(Gain) loss related to impairment and net (gain) loss on dispositions	80,901	(8,804)	(31,763)	—	40,334
Loss on extinguishment of debt	3,480	—	—	—	3,480
Other non-cash items	(159)	(1,497)	(676)	—	(2,332)
Non-cash change in fair value of contingent purchase price consideration	(30,895)	15,748	(37,720)	—	(52,867)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(5,779)	(21,685)	—	(27,464)
Inventories, net	—	(26,943)	(17,739)	(1,411)	(46,093)
Prepaid expenses and other current assets	(3,052)	(19,127)	810	(5,708)	(27,077)
Accounts payable	(7,499)	(11,331)	(4,421)	—	(23,251)
Accrued expenses and other current liabilities	(8,944)	59,310	(26,607)	3,898	27,657
Other non-current liabilities	915	5,278	(1,783)	1,615	6,025
Cash paid for contingent purchase price consideration	(3,768)	—	(13)	—	(3,781)
Intercompany payable (receivable)	127,569	(101,515)	(26,054)	—	—

Net cash provided by (used in) continuing operations	(28,209)	9,886	50,937	(405)	32,209
Net cash provided by discontinued operations	—	318	—	—	318

Net cash provided by (used in) operating activities	(28,209)	10,204	50,937	(405)	32,527

Cash Flows from Investing Activities:
Increase in restricted cash	(422,169)	—	(1,856)	—	(424,025)
Purchases of property, plant and equipment	(5,147)	(19,386)	(23,907)	1,156	(47,284)
Proceeds from sale of property, plant and equipment	—	738	1,199	(817)	1,120
Cash received from (used in) disposition, net of cash divested	593,217	(8,723)	2,131	—	586,625
Cash received from equity method investments	2,205	—	12,092	—	14,297
Cash received from sales of marketable securities.	—	93	—	—	93
Decrease in other assets	348	409	927	66	1,750

Net cash provided by (used in) continuing operations	168,454	(26,869)	(9,414)	405	132,576
Net cash used in discontinued operations	—	(209)	—	—	(209)

Net cash provided by (used in) investing activities	168,454	(27,078)	(9,414)	405	132,367

Cash Flows from Financing Activities:
Cash paid for financing costs	(15,731)	—	—	—	(15,731)
Cash paid for contingent purchase price consideration	(5,503)	—	(870)	—	(6,373)
Proceeds from issuance of common stock, net of issuance costs	56,332	—	—	—	56,332
Proceeds from issuance of long-term debt	2,119,125	—	2,726	—	2,121,851
Payments on short-term debt	—	—	(584)	—	(584)
Payments on long-term debt	(2,117,875)	—	(389)	—	(2,118,264)
Net payments under revolving credit facilities	(127,000)	—	680	—	(126,320)
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Excess tax benefits on exercised stock options	1,311	893	307	—	2,511
Principal payments on capital lease obligations	—	(1,263)	(1,647)	—	(2,910)

Net cash provided by (used in) continuing operations	(99,987)	(370)	223	—	(100,134)
Net cash used in discontinued operations	—	(76)	—	—	(76)

Net cash provided by (used in) financing activities	(99,987)	(446)	223	—	(100,210)

Foreign exchange effect on cash and cash equivalents	—	(129)	(1,445)	—	(1,574)

Net increase (decrease) in cash and cash equivalents	40,258	(17,449)	40,301	—	63,110
Cash and cash equivalents, beginning of period — continuing operations	2,149	69,154	307,158	—	378,461
Cash and cash equivalents, beginning of period — discontinued operations	—	23,300	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$42,407	$75,005	$347,459	$—	$464,871

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(50,472)	$7,724	$37,125	$(44,849)	$(50,472)
Income (loss) from discontinued operations, net of tax	15,341	(5,803)	781	—	10,319

Income (loss) from continuing operations	(65,813)	13,527	36,344	(44,849)	(60,791)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(47,665)	(232)	—	47,897	—
Tax benefit related to discontinued operations retained by Alere Inc.	—	3,477	(487)	—	2,990
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	7,715	22	189	—	7,926
Depreciation and amortization	3,066	88,108	76,418	47	167,639
Non-cash stock-based compensation expense	752	2,352	1,478	—	4,582
Impairment of inventory	—	—	589	—	589
Impairment of long-lived assets	—	—	1,491	—	1,491
Loss on disposition of fixed assets	—	3,035	230	—	3,265
Equity earnings of unconsolidated entities, net of tax	(827)	—	(6,737)	125	(7,439)
Deferred income taxes	(22,249)	(4,743)	(8,561)	1,659	(33,894)
Loss related to impairment and net loss on dispositions	—	638	—	—	638
Other non-cash items	—	2,247	(7,508)	—	(5,261)
Non-cash change in fair value of contingent purchase price consideration	(157)	12,903	3,983	—	16,729
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(8,900)	23,968	—	15,068
Inventories, net	—	(10,786)	182	(4,725)	(15,329)
Prepaid expenses and other current assets	(38,974)	36,047	5,952	(2,362)	663
Accounts payable	(3,153)	18,760	14,830	—	30,437
Accrued expenses and other current liabilities	17,304	(9,220)	(10,496)	(1,357)	(3,769)
Other non-current liabilities	2,221	345	93	3,718	6,377
Cash paid for contingent purchase price consideration	(20,124)	—	(81)	—	(20,205)
Intercompany payable (receivable)	207,786	(146,084)	(61,702)	—	—

Net cash provided by continuing operations	39,882	1,496	70,175	153	111,706
Net cash provided by discontinued operations	—	12,785	613	—	13,398

Net cash provided by operating activities	39,882	14,281	70,788	153	125,104

Cash Flows from Investing Activities:
Increase in restricted cash	(1,424)	—	(2,610)	—	(4,034)
Purchases of property, plant and equipment	(11,770)	(20,863)	(17,318)	2,668	(47,283)
Proceeds from sale of property, plant and equipment	268	670	2,310	(2,755)	493
Cash received from disposition, net of cash divested	—	1,081	4,373	—	5,454
Cash paid for business acquisitions, net of cash acquired	(75)	—	—	—	(75)
Cash received from equity method investments	980	—	—	—	980
Cash received from sales of marketable securities	—	39	—	—	39
Cash received (paid) for investments	(503)	(278)	2	—	(779)
(Increase) decrease in other assets	(311)	196	920	59	864

Net cash used in continuing operations	(12,835)	(19,155)	(12,323)	(28)	(44,341)
Net cash used in discontinued operations	—	(6,769)	—	—	(6,769)

Net cash used in investing activities	(12,835)	(25,924)	(12,323)	(28)	(51,110)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5)	—	—	—	(5)
Cash paid for contingent purchase price consideration	(15,355)	—	(264)	—	(15,619)
Proceeds from issuance of common stock, net of issuance costs	21,121	—	—	—	21,121
Payments on long-term debt	(30,000)	(148)	(1,579)	—	(31,727)
Proceeds from issuance of short-term debt	—	—	806	—	806
Net proceeds under revolving credit facilities	—	—	111	—	111
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Excess tax benefits on exercised stock options	65	282	68	—	415
Principal payments on capital lease obligations	—	(1,462)	(1,577)	—	(3,039)

Net cash used in continuing operations	(34,820)	(1,328)	(2,435)	—	(38,583)
Net cash used in discontinued operations	(150)	(17)	—	—	(167)

Net cash used in financing activities	(34,970)	(1,345)	(2,435)	—	(38,750)

Foreign exchange effect on cash and cash equivalents	8	(79)	1,846	(125)	1,650

Net increase (decrease) in cash and cash equivalents	(7,915)	(13,067)	57,876	—	36,894
Cash and cash equivalents, beginning of period — continuing operations	14,801	78,976	261,654	—	355,431
Cash and cash equivalents, beginning of period — discontinued operations	—	6,476	—	—	6,476

Cash and cash equivalents, end of period	6,886	72,385	319,530	—	398,801
Less: Cash and cash equivalents of discontinued operations, end of period	—	8,647	—	—	8,647

Cash and cash equivalents of continuing operations at end of period	$6,886	$63,738	$319,530	$—	$390,154

(24) Assets Held for Sale

We account for planned divestitures in accordance with ASU No. 2014-08. A disposal group comprising assets and liabilities that are expected to be recovered primarily through sale rather than continuing use are classified as held for sale on the consolidated balance sheet. Immediately before classification as held for sale, the assets, or components of a disposal group, are assessed for impairment in accordance with our accounting policy. Any impairment losses relating to assets included in the disposal group are recorded in the statement of operations.

Sale of BBI

On July 2, 2015, we entered into an agreement to sell our BBI business, which is included in our professional diagnostics segment, to Exponent Private Equity LLP, a U.K.-based private equity firm, for a total purchase price of approximately $164.3 million, based on foreign exchange rates on that date, including up to $46.6 million in contingent consideration. The final purchase price is subject to a working capital adjustment. BBI Group provides products and services for the diagnostic, healthcare, research, defense and food industries globally.

The close of the BBI sale is subject to regulatory approvals, including applicable anti-trust authorization, approvals by CFIUS (Committee on Foreign Investment in the United States) and from the Directorate of Defense Trade Controls of the U.S. Department of State. The closing of the transaction is anticipated to occur during the fourth quarter of 2015. We expect to use the majority of the proceeds from the sale to pay down existing indebtedness.

The following assets and liabilities associated with our BBI business have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, on our consolidated balance sheet as of June 30, 2015 (in thousands):

June 30, 2015
Assets
Accounts receivable, net of allowances of $2,464 at June 30, 2015	$11,997
Inventories, net	11,770
Deferred tax assets — current	142
Prepaid expenses and other current assets	4,722

Assets held for sale — current	28,361

Property, plant and equipment, net	11,126
Goodwill	59,506
Finite-lived intangible assets, net	43,044
Other non-current assets	3,155

Assets held for sale — non-current	116,881

Liabilities
Current portion of capital lease obligations	$6
Accounts payable	3,563
Accrued expenses and other current liabilities	4,094

Liabilities related to assets held for sale — current	7,663

Capital lease obligations, net of current portion	10
Deferred tax liabilities — non-current	10,381
Other long-term liabilities	1,136

Liabilities related to assets held for sale — non-current	11,527

Sale of TechLab Equity Method Investment

As of June 30, 2015, we met the held for sale criteria with respect to our 49% investment in TechLab. We intend to use all or a portion of the proceeds from any sale of this investment to repay a portion of the indebtedness outstanding under our secured credit facility. Accordingly, we have classified our investment in TechLab in Assets held for sale – non-current in our consolidated balance sheet as of June 30, 2015. See Note 19 (b).

(25) Subsequent Event

Acquisition of US Diagnostics, Inc.

On July 10, 2015, we acquired substantially all of the assets of US Diagnostics, Inc., or USD, for $60.0 million in cash. USD is a leading provider of drug testing devices and the results of the operations of these assets will be reported in our professional diagnostics segment from the date of the acquisition. We do not expect the results of this acquisition to have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, growing global demand for accurate, easy to use and cost-effective near-patient tests, expected outcomes and impacts with respect to contingent consideration obligations, impact of recent accounting pronouncements, expected impact and outcome of certain litigation matters, expected timing of certain divestitures and the use of proceeds received, expected use of proceeds of note offering, we expect that future royalty revenue will decline as certain patents related to our lateral flow technology expire in 2015, we expect to fund working capital needs primarily using cash and operating cash flow, we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings, our intended use of proceeds from divestitures, plans regarding the use of cash held by foreign entities, the expected use of amounts available under our secured credit facility. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Revision of Previously Reported Amounts as of and for the Three and Six Months Ended June 30, 2014

In connection with the preparation of our consolidated financial statements for the three months ended March 31, 2015, we determined that, in 2014, we had incorrectly accounted for income taxes associated with two divestitures. We determined that, for the three months and year ended December 31, 2014, we incorrectly accounted for the deferred taxes related to the divestiture of our health management business, and that, for the three and nine months ended September 30, 2014, we incorrectly accounted for deferred taxes in connection with the ACS Companies divestiture. The impact of these errors was determined to be material to our fiscal year 2014 consolidated financial statements and, accordingly, we have restated our consolidated financial statements and related footnotes for the year ended December 31, 2014. In connection with the restatement, we corrected additional errors in the three and six months ended June 30, 2014, primarily related to a $4.6 million decrease in general and administrative expense related to a change in the fair value of our contingent consideration obligations, and a $4.2 million adjustment to reverse the benefit from certain foreign tax credits, which resulted in an increase to the provision for income taxes. Further, we assessed the materiality of the errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and concluded that these errors were not material to the consolidated financial statements as of and for the three and six months ended June 30, 2014. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements as of and for the three and six months ended June 30, 2014 have been revised in this filing. Refer to Note 2, Revision of Previously Reported Amounts, in the notes to the accompanying consolidated financial statements for additional information about this revision.

Divestiture of Health Management Business and Change in Reporting Segments

In January 2015, we sold our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, which we refer to collectively as our health management business. As a result of the sale of our health management business, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics, and corporate and other. The information below for the three and six months ended June 30, 2014 has been retroactively adjusted to reflect this change in reporting segments.

Recent Developments During and After Second Quarter of 2015

Refinancing of Senior Secured Credit Facility

On June 18, 2015, we closed our new senior secured credit facility totaling $1.95 billion and used a portion of the proceeds thereof to repay in full and terminate our prior secured credit facilities. The new credit facilities consist of term loan facilities totaling $1.7 billion and a $250.0 million revolving credit facility. The term loans, all of which were drawn at closing, consist of $650.0 million of “A” term loans and $1.05 billion of “B” term loans.

We used approximately $1.68 billion of the proceeds of the new term loans drawn at closing to repay in full and terminate our existing secured credit facilities and to pay various fees and expenses associated with the transaction. For additional information about the senior secured credit facilities, see Note 11 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Issuance of $425.0 Million of Senior Subordinated Notes

On June 24, 2015, we completed our offering of $425.0 million of senior subordinated notes. The notes bear interest at a rate of 6.375% per year, payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2016, and will mature on July 1, 2023 unless earlier redeemed. We intend to use the net proceeds from the offering to redeem, effective as of October 1, 2015, all of our outstanding $400.0 million aggregate principal amount of 8.625% senior subordinated notes due 2018 and to pay a portion of related redemption fees, premiums, costs and expenses and accrued interest on such notes. We exercised our right to satisfy and discharge all of our obligations with respect to the 8.625% senior subordinated notes, subject to settlement of the redemption on October 1, 2015.

Sale of BBI

On July 2, 2015, we executed an agreement to sell our BBI business. The BBI business provides products and services for the diagnostic, healthcare, research, defense and food industries globally. The total purchase price for the business is approximately $164.3 million, based on foreign exchange rates in effect on July 2, 2015, including up to $46.6 million in contingent consideration. The sale transaction has not closed and is subject to the satisfaction of certain closing conditions, including regulatory approvals.

Acquisition of US Diagnostics, Inc.

On July 10, 2015, we acquired substantially all of the assets of US Diagnostics, Inc., or USD, for $60.0 million in cash. USD is a leading provider of drug testing devices and the results of the operations of these assets will be reported in our professional diagnostics segment from the date of the acquisition.

Recent Product Approvals

In July 2015, the U.S. Food and Drug Administration, or FDA, granted CLIA waiver for the Alere™ i Strep A test. The test, which was cleared for marketing by the FDA in April 2015, is the first molecular platform that detects Group A Streptococcus (GAS) bacteria in 8 minutes or less.

Financial Highlights

•	Net revenue decreased by $18.2 million, or 3%, to $629.2 million for the three months ended June 30, 2015 from $647.4 million for the three months ended June 30, 2014. Net revenue decreased by $35.3 million, or 3%, to $1,237.3 million for the six months ended June 30, 2015 from $1,272.6 million for the six months ended June 30, 2014.

•	Gross profit decreased by $6.1 million, or 2%, to $292.6 million for the three months ended June 30, 2015 from $298.7 million for the three months ended June 30, 2014. Gross profit decreased by $24.5 million, or 4%, to $584.6 million for the six months ended June 30, 2015 from $609.1 million for the six months ended June 30, 2014.

•	For the three months ended June 30, 2015, we generated net income available to common stockholders of $14.6 million, or $0.17 per basic and diluted common share, compared to a net loss available to common stockholders of $50.4 million, or $0.61 per basic and diluted common share, for the three months ended June 30, 2014. For the six months ended June 30, 2015, we generated net income available to common stockholders of $218.5 million, or $2.58 per basic and $2.54 per diluted common share, compared to a net loss available to common stockholders of $61.2 million, or $0.74 per basic and diluted common share, for the six months ended June 30, 2014. The net income generated in the six months ended June 30, 2015 was largely attributable to a $363.3 million pre-tax gain ($216.8 million, net of tax) on the sale of our health management business.

•	For the three months ended June 30, 2015, income from continuing operations available to common stockholders was $14.6 million, or $0.17 per basic and diluted common share, compared to a loss from continuing operations available to common stockholders of $63.3 million, or $0.77 per basic and diluted common share, for the three months ended June 30, 2014. For the six months ended June 30, 2015, income from continuing operations available to common stockholders was $1.7 million, or $0.02 per basic and diluted common share, compared to a loss from continuing operations available to common stockholders of $71.5 million, or $0.87 per basic and diluted common share, for the six months ended June 30, 2014.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $17.3 million, or 3%, to $623.5 million for the three months ended June 30, 2015 from $640.8 million for the three months ended June 30, 2014. Excluding the impact of currency translation, net product sales and services revenue for the three months ended June 30, 2015 increased by $15.2 million, or 2%, compared to the three months ended June 30, 2014. Total net product sales and services revenue decreased by $33.9 million, or 3%, to $1.2 billion for the six months ended June 30, 2015 from $1.3 billion for the six months ended June 30, 2014. Excluding the impact of currency translation, net product sales and services revenue for the six months ended June 30, 2015 increased by $26.9 million, or 2%, compared to the six months ended June 30, 2014. Net product sales and services revenue by business segment for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Professional diagnostics	$598,817	$619,076	(3)%	$1,180,304	$1,216,801	(3)%
Consumer diagnostics	24,645	21,718	13%	46,613	44,020	6%

Net product sales and services revenue	$623,462	$640,794	(3)%	$1,226,917	$1,260,821	(3)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Cardiometabolic	$213,661	$209,241	2%	$416,504	$423,204	(2)%
Infectious disease	176,630	175,001	1%	355,386	342,614	4%
Toxicology	157,495	169,647	(7)%	306,251	325,180	(6)%
Other	51,031	65,187	(22)%	102,163	125,803	(19)%

Professional diagnostics net product sales and services revenue	$598,817	$619,076	(3)%	$1,180,304	$1,216,801	(3)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $20.3 million, or 3%, to $598.8 million for the three months ended June 30, 2015 from $619.1 million for the three months ended June 30, 2014. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $12.5 million, or 2%, comparing the three months ended June 30, 2015 to the three months ended June 30, 2014. We experienced revenue increases principally in the U.S., where revenue increased by $5.0 million, or 2%, to $323.4 million from $318.4 million. Revenues in the U.S. increased primarily due to a $6.5 million increase in mail order diabetes revenues, a $2.7 million increase in patient self-testing sales, and a $1.6 million increase in our U.S. flu-related net product sales, which increased from $5.1 million during the three months ended June 30, 2014 to $6.7 million during the three months ended June 30, 2015, partially offset by lower revenues from INRatio sales and lower toxicology pain management sales, which decreased $1.2 million and $13.3 million, respectively, during the three months ended June 30, 2015, compared to the comparable period in 2014. However, net product sales and services revenue from our professional diagnostics business segment in international markets decreased $25.8 million, or 9%, to $276.6 million during the three months ended June 30, 2015 from $302.4 million in the comparable period in 2014. The lower sales in international markets was driven primarily by a $20.7 million, or 24%, decrease in revenue in Norway, Spain, Germany, the United Kingdom, and France, including $11.9 million foreign currency exchange impact, as well as a $6.8 million decrease in revenue as a result of the dispositions of our Bionote business in 2014 and our AdnaGen and DGP businesses in 2015. Excluding the impact of all dispositions, currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was $19.0 million, or 3%, from the three months ended June 30, 2014 to the same period in 2015. Other revenue decreased by $14.2 million, or 22%, to $51.0 million during the three months ended June 30, 2015 compared to $65.2 million during the comparable period in 2014. The decrease was driven primarily by declining international sales of third-party products, as well as our dispositions of the Bionote, AdnaGen and DGP businesses.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue increased by $4.4 million, or 2%, to $213.7 million for the three months ended June 30, 2015 from $209.2 million for the same period in 2014, primarily as a result of a $9.0 million increase in patient self testing and mail order diabetes, as well as contribution from global sales of triage, cholesterol, and epoc products. Infectious disease net product sales and services revenue increased by $1.6 million, or 1%, to $176.6 million for the three months ended June 30, 2015 from $175.0 million for the three months ended June 30, 2014. The increase was primarily due to a $1.6 million increase in our U.S. flu-related net product sales from $5.1 million during the three months ended June 30, 2014 to $6.7 million during the three months ended June 30, 2015. Toxicology net product sales and services revenue decreased by $12.2 million, or 7%, to $157.5 million for the three months ended June 30, 2015, from $169.6 million for the comparable period in 2014, primarily as a result of lower pain management revenues due to continued pricing pressure and customer insourcing.

Net product sales and services revenue from our professional diagnostics business segment decreased by $36.5 million, or 3%, to $1,180.3 million for the six months ended June 30, 2015 from $1,216.8 million for the six months ended June 30, 2014. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $24.4 million, or 2%, comparing the six months ended June 30, 2015 to the six months ended June 30, 2014. We experienced revenue increases principally in the U.S., where revenue increased by $12.5 million, or 2%, to $646.0 million from $633.5 million. Revenues in the U.S. increased primarily due to a $15.4 million increase in our U.S. flu-related net product sales, which increased from $12.3 million during the six months ended June 30, 2014 to $27.7 million during the six months ended June 30, 2015, partially offset by lower revenues from INRatio sales and lower toxicology pain management sales, which decreased $5.7 million and $25.7 million, respectively, during the six months ended June 30, 2015 compared to the comparable period in 2014. However, net product sales and services revenue from our professional diagnostics business segment in international markets decreased $49.9 million, or 9%, to $536.8 million during the six months ended June 30, 2015 from $586.7 million in the comparable period in 2014. The lower sales in international markets was driven primarily by a $32.7 million, or 19%, decrease in revenue in Norway, Spain, Germany, the United Kingdom, and France, including $24.8 million foreign currency exchange impact, as well as a $9.4 million decrease in revenue as a result of the dispositions of our Bionote business in 2014 and our AdnaGen and DGP businesses in 2015. Excluding the impact of all dispositions, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was $33.6 million, or 3%, from the six months ended June 30, 2014 to the same period in 2015. Other revenue decreased by $23.6 million, or 19%, to $102.2 million during the six months ended June 30, 2015 compared to $125.8 million during the comparable period in 2014. The decrease was driven primarily by declining international sales of third-party products as well as our dispositions of the Bionote, AdnaGen and DGP businesses.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $6.7 million, or 2%, to $416.5 million for the six months ended June 30, 2015 from $423.2 million for the same period in 2014, primarily as a result of a decline in sales of our Alere INRatio2 PT/INR professional test strip in the U.S. due to a voluntary recall, as well as lower cholesterol product sales in the U.S. Infectious disease net product sales and services revenue increased by $12.8 million, or 4%, to $355.4 million for the six months ended June 30, 2015 from $342.6 million for the six months ended June 30, 2014. The increase was primarily due to a $15.4 million increase in our U.S. flu-related net product sales from $12.3 million during the six months ended June 30, 2014 to $27.7 million during the six months ended June 30, 2015, as discussed above. Toxicology net product sales and services revenue decreased by $18.9 million, or 6%, to $306.3 million for the six months ended June 30, 2015 from $325.2 million for the comparable period in 2014, primarily as a result of lower pain management revenues due to continued pricing pressure and customer insourcing.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment increased by $2.9 million, or 13%, to $24.6 million for the three months ended June 30, 2015 from $21.7 million for the three months ended June 30, 2014. The increase in revenue resulted primarily from an increase in our manufacturing revenue associated with SPD. SPD sales were $46.4 million and $42.6 million during the three months ended June 30, 2015 and 2014, respectively.

Net product sales and services revenue from our consumer diagnostics business segment increased by $2.6 million, or 6%, to $46.6 million for the six months ended June 30, 2015 from $44.0 million for the six months ended June 30, 2014. The increase in revenue resulted primarily from an increase in our manufacturing revenue associated with SPD. SPD sales were $87.9 million and $85.8 million during the six months ended June 30, 2015 and 2014, respectively.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by $0.9 million, or 14%, to $5.7 million for the three months ended June 30, 2015 from $6.6 million for the three months ended June 30, 2014. The decrease in royalty revenue for the three months ended June 30, 2015, compared to the comparable period in 2014, is primarily a result of lower royalties earned under existing licensing agreements. We expect our future royalty revenue to decline as certain patents related to our lateral flow technology expired in 2015.

License and royalty revenue decreased by $1.4 million, or 12%, to $10.4 million for the six months ended June 30, 2015 from $11.8 million for the six months ended June 30, 2014. The decrease in royalty revenue for the six months ended June 30, 2015, compared to the comparable period in 2014, is primarily a result of lower royalties earned under existing licensing agreements.

Gross Profit and Margin Percentage. Gross profit decreased by $6.1 million, or 2%, to $292.6 million for the three months ended June 30, 2015 from $298.7 million for the three months ended June 30, 2014. The decrease in gross profit during the three months ended June 30, 2015, compared to the comparable period in 2014, was largely attributed to the decrease in net product sales and services revenue principally resulting from lower revenues from INRatio sales, lower pain management and rehabilitation toxicology revenues, and decreased international revenue, as discussed above.

Gross profit decreased by $24.5 million, or 4%, to $584.6 million for the six months ended June 30, 2015 from $609.1 million for the six months ended June 30, 2014. The decrease in gross profit during the six months ended June 30, 2015, compared to the comparable period in 2014, was largely attributed to the decrease in net product sales and services revenue principally resulting from lower revenues from INRatio sales, lower pain management and rehabilitation toxicology revenues, and decreased international revenue, as discussed above.

Cost of net revenue included amortization expense of $13.1 million and $15.7 million for the three months ended June 30, 2015 and 2014, respectively. Reducing gross profit for the three months ended June 30, 2015 and 2014 was $0.9 million and $0.2 million, respectively, in restructuring charges.

Cost of net revenue included amortization expense of $27.3 million and $31.6 million for the six months ended June 30, 2015 and 2014, respectively. Reducing gross profit for the six months ended June 30, 2015 and 2014 was $2.4 million and $1.1 million, respectively, in restructuring charges.

Overall gross margin for each of the three and six months ended June 30, 2015 was 47%, as compared to 46% and 48%, respectively, for the three and six months ended June 30, 2014.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $5.0 million, or 2%, to $288.2 million for the three months ended June 30, 2015 from $293.2 million for the three months ended June 30, 2014. Gross profit from net product sales and services revenue decreased by $22.4 million, or 4%, to $577.5 million for the six months ended June 30, 2015 from $599.9 million for the six months ended June 30, 2014. Gross profit from net product sales and services revenue by business segment for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Professional diagnostics	$286,740	$290,760	(1)%	$572,820	$595,129	(4)%
Consumer diagnostics	1,484	2,454	(40)%	4,641	4,770	(3)%

Gross profit from net product sales and services revenue	$288,224	$293,214	(2)%	$577,461	$599,899	(4)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $4.0 million, or 1%, to $286.7 million for the three months ended June 30, 2015 compared to $290.8 million for the three months ended June 30, 2014. The lower gross profit for the three months ended June 30, 2015 principally reflects lower revenues from INRatio sales, lower pain management revenues, and decreased international revenue, as discussed above, as compared to the three months ended June 30, 2014. Reducing gross profit during the three months ended June 30, 2015 and 2014 was $0.9 million and $0.2 million, respectively, in restructuring charges.

Gross profit from our professional diagnostics net product sales and services revenue decreased by $22.3 million, or 4%, to $572.8 million for the six months ended June 30, 2015 compared to $595.1 million for the six months ended June 30, 2014. The lower gross profit for the six months ended June 30, 2015 principally reflects lower revenues from INRatio sales, lower pain management revenues, and decreased international revenue, as discussed above, as compared to the six months ended June 30, 2014. Reducing gross profit during the six months ended June 30, 2015 and 2014 was $2.4 million and $1.1 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $13.1 million and $15.7 million during the three months ended June 30, 2015 and 2014, respectively. Cost of professional diagnostics net product sales and services revenue included amortization expense of $27.3 million and $31.4 million during the six months ended June 30, 2015 and 2014, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2015 was 48% and 49%, respectively, compared to 47% and 49% for the three and six months ended June 30, 2014, respectively. The higher gross margin in the three months ended June 30, 2015 principally reflects higher revenues and margins from our Africa business and lower cost of goods related to our INRatio product line.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $1.0 million, or 40%, to $1.5 million for the three months ended June 30, 2015 compared to $2.5 million for the three months ended June 30, 2014. The decrease in gross profit was primarily the result of the impact of foreign currency exchange rates as well as lower margins in our BBI Healthcare business.

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $0.1 million, or 3%, to $4.6 million for the six months ended June 30, 2015 compared to $4.8 million for the six months ended June 30, 2014. The decrease in gross profit was primarily the result of the impact of foreign currency exchange rates as well as lower margins in our BBI Healthcare business.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2015 was 6% and 10%, respectively, compared to 11% for each of the three and six months ended June 30, 2014.

Research and Development Expense. Research and development expense decreased by $10.2 million, or 27%, to $27.2 million in the three months ended June 30, 2015 from $37.4 million in the three months ended June 30, 2014, primarily as a result of our cost reduction initiatives and the elimination of certain programs that were not integral to our core businesses. Research and development expense during the second quarter of 2015 and 2014 is reported net of grant funding of $1.5 million and $0.1 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013, and $0.9 million of funding during the second quarter of 2015 related to our contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, that we entered into in September 2014. Research and development expense during the three months ended June 30, 2015 and 2014 included $0.2 million and $3.0 million, respectively, of restructuring charges associated with our cost reduction initiatives. Amortization expense of $0.9 million and $1.2 million was included in research and development expense for the second quarter of 2015 and 2014, respectively.

Research and development expense decreased by $20.9 million, or 27%, to $55.2 million in the six months ended June 30, 2015 from $76.1 million in the six months ended June 30, 2014, primarily as a result of our cost reduction initiatives and the elimination of certain programs that were not integral to our core businesses. Research and development expense during the six months ended June 30, 2015 and 2014 is reported net of grant funding of $3.6 million and $2.2 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation, and $1.4 million of funding during the six months ended June 30, 2015 related to our contract with BARDA. Research and development expense during the six months ended June 30, 2015 and 2014 included $0.6 million and $3.0 million, respectively, of restructuring charges associated with our cost reduction initiatives. Amortization expense of $1.8 million and $2.3 million was included in research and development expense for the six months ended June 30, 2015 and 2014, respectively.

Research and development expense as a percentage of net revenue was 4% and 6% for the three and six months ended June 30, 2015 and 2014, respectively.

Sales and Marketing Expense. Sales and marketing expense decreased by $28.6 million, or 21%, to $107.2 million for the three months ended June 30, 2015 from $135.8 million for the three months ended June 30, 2014, primarily as a result of our cost reduction initiatives, which were driven by a reduction in workforce, as well as the impact of foreign currency exchange rates. The decrease in sales and marketing expense was also driven by lower amortization expense related to customer relationship intangibles during the second quarter of 2015, compared to the second quarter of 2014, as the underlying economic benefit of the intangibles is declining. Amortization expense of $32.3 million and $39.0 million was included in sales and marketing expense for the second quarter of 2015 and 2014, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and further integrate our businesses totaling $0.6 million and $4.9 million were included in sales and marketing expense for the second quarter of 2015 and 2014, respectively.

Sales and marketing expense decreased by $52.6 million, or 20%, to $216.3 million for the six months ended June 30, 2015 from $268.8 million for the six months ended June 30, 2014, primarily as a result of our cost reduction initiatives, which were driven by a reduction in workforce, as well as the impact of foreign currency exchange rates. The decrease in sales and marketing expense was also driven by lower amortization expense related to customer relationship intangibles during the first six months of 2015, compared to the comparable period of 2014, as the underlying economic benefit of the intangibles is declining. Amortization expense of $65.0 million and $77.9 million was included in sales and marketing expense for the first two quarters of 2015 and 2014, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and further integrate our businesses totaling $2.0 million and $6.4 million were included in sales and marketing expense for the first two quarters of 2015 and 2014, respectively.

Sales and marketing expense as a percentage of net revenue was 17% for each of the three and six months ended June 30, 2015, compared to 21% for each of the three and six months ended June 30, 2014, respectively.

General and Administrative Expense. General and administrative expense decreased by $69.8 million, or 53%, to $60.8 million for the three months ended June 30, 2015 from $130.6 million for the three months ended June 30, 2014. The decrease was primarily attributable to a $57.9 million decrease in the fair value of acquisition-related contingent consideration, a $10.7 million decrease in professional fees and other outside services, primarily related to costs associated with potential business dispositions, a $4.4 million favorable impact of foreign currency exchange rates, and a $4.0 million reduction in workforce-related costs as a result of our cost reduction initiatives, partially offset by a $5.9 million increase in stock-based compensation costs.

General and administrative expense decreased by $80.7 million, or 34%, to $153.5 million for the six months ended June 30, 2015 from $234.2 million for the six months ended June 30, 2014. The decrease was primarily attributable to a $69.6 million decrease in the fair value of acquisition-related contingent earn-outs, an $8.4 million favorable impact of foreign currency exchange rates and a $5.0 million reduction in workforce-related costs as a result of our cost reduction initiatives, partially offset by a $6.0 million increase in stock-based compensation costs.

General and administrative expense as a percentage of net revenue was 10% and 12% for the three and six months ended June 30, 2015, respectively, compared to 20% and 18% for the three and six months ended June 30, 2014.

Impairment and (Gain) Loss on Dispositions, Net.

In May 2015, we sold our Alere Analytics business, which was part of our professional diagnostics reporting unit and business segment. Under the terms of the sale we received nominal consideration and agreed to contribute working capital of $2.7 million, of which $2.4 million was contributed in cash immediately prior to the close of the sale and the remaining $0.3 million of which was deposited in escrow pending the performance by the buyer under certain contracts. As a result of this transaction, we recorded a loss of $4.7 million during the second quarter of 2015. During the three months ended March 31, 2015, before identifying a buyer for Alere Analytics, our management decided to close the business, and in connection with this decision we recorded an impairment charge of $26.7 million during that period, including the write-off of $26.2 million of acquisition-related intangible assets and $0.5 million of fixed assets.

In March 2015, we sold certain assets of our AdnaGen GmbH business, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in cash proceeds and, as a result of this transaction, we recorded a gain of $0.2 million during the six months ended June 30, 2015.

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for €7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.6 million during the first quarter of 2015.

In December 2014, our management decided to close our Alere Connect, LLC subsidiary, which is part of our professional diagnostics reporting unit and business segment. During the six months ended June 30, 2015, in connection with this decision, we recorded impairment charges of $1.0 million, consisting primarily of severance costs, inventory write-offs and other closure-related expenses.

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

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $7.5 million, or 14%, to $59.5 million for the three months ended June 30, 2015 from $52.0 million for the three months ended June 30, 2014. The increase is principally due to $10.2 million of third-party costs associated with our new credit facility, including underwriter’s fees and other payments to external advisors, and a $3.5 million loss on extinguishment of debt associated with our prior credit facility. In addition, we incurred $0.5 million of interest expense associated with our new 6.375% senior subordinated notes. These charges were offset by a reduction of $8.3 million of interest expenses related to a lower outstanding balance on our secured credit facility.

Interest expense increased by $2.0 million, or 2%, to $105.9 million for the six months ended June 30, 2015 from $103.9 million for the six months ended June 30, 2014. The increase is principally due to a write-off of $10.2 million of third-party costs associated with our new credit facility, including underwriter’s fees and other payments to external advisors, a $3.5 million loss on extinguishment of debt associated with our prior credit facility. In addition, we incurred $0.5 million of interest expense associated with our new 6.375% senior subordinated notes. These charges were offset by a reduction of $13.6 million of interest expenses related to a lower outstanding balance on our secured credit facility.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Interest income (expense), net	$728	$497	$231	$1,327	$887	$440
Foreign exchange gains (losses), net	2,906	2,173	733	(696)	7,439	(8,135)
Other, net	626	549	77	2,359	1,925	434

Total other income (expense), net	$4,260	$3,219	$1,041	$2,990	$10,251	$(7,261)

Other, net of $2.4 million for the six months ended June 30, 2015 primarily reflects a $1.0 million reversal of a royalty accrual relating to a prior period and a $0.9 million true-up on a pension liability. Other, net of $1.9 million for the six months ended June 30, 2014 primarily reflected a $1.5 million reversal of legal settlement accruals.

Foreign exchange gains (losses), net decreased $8.1 million during the six months ended June 30, 2015 primarily due to the foreign currency impact on an intercompany loan note denominated in British Pound Sterling.

Provision (Benefit) for Income Taxes. The provision for income taxes increased by $12.3 million to a $17.7 million provision for the three months ended June 30, 2015 from a $5.5 million provision for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 and 2014 was 48.4% and (10.0)%, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss) and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss), as well as items that are accounted for discretely in the quarter. The change in the effective tax rate for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily a result of our forecasted jurisdictional mix of income (loss), limitations on the utilization of foreign tax credits, and limitations in the utilization of certain foreign and state net operating losses.

The provision for income taxes increased by $5.1 million to an $8.9 million provision for the six months ended June 30, 2015 from a $3.8 million provision for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 and 2014 was 54.7% and (5.9)%, respectively. The change in the effective tax rate for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily a result of our forecasted jurisdictional mix of income (loss), limitations on the utilization of foreign tax credits, and loss entity valuation allowance changes.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax for the three and six months ended June 30, 2015 reflects the following: (i) our 50% interest in SPD in the amount of $0.6 million and $4.2 million, respectively, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.4 million and $0.8 million, respectively. Equity earnings (losses) of unconsolidated entities, net of tax for the three and six months ended June 30, 2014 reflects the following: (i) our 50% interest in SPD in the amount of $1.8 million and $6.9 million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $(0.1) million and $0.1 million, respectively, and (iii) our 49% interest in TechLab in the amount of $0.4 million and $0.7 million, respectively.

Income (Loss) from Discontinued Operations, Net of Tax. The results of the health management business are included in income (loss) from discontinued operations, net of tax, for all periods presented, given our January 9, 2015 divestiture of this business. The results of the ACS Companies are included in loss from discontinued operations, net of tax, for the three and six months ended June 30, 2014, given our October 10, 2014 divestiture of this business. For the three and six months ended June 30, 2015, discontinued operations generated income, net of tax, of $0.0 million and $216.8 million, respectively, as compared to income, net of tax, of $12.9 million and $10.3 million, respectively, for the three and six months ended June 30, 2014. The income from discontinued operations in the six months ended June 30, 2015 was largely attributable to a $366.2 million pre-tax gain ($218.6 million, net of tax) on the sale of our health management business.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings. During the six months ended June 30, 2015, we generated net cash proceeds of $586.6 million from divestitures, net of cash divested, and used $575.0 million to reduce our outstanding debt. Additionally, we remain engaged in discussions concerning potential divestitures, and we expect that if and when we complete divestitures we will use the net proceeds to reduce all or a portion of our outstanding debt. As of June 30, 2015, we had $464.9 million of cash and cash equivalents, of which $146.8 million was held by domestic subsidiaries and $318.1 million was held by foreign entities. We do not currently plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize amounts availiable under our new secured credit facility, as described below, or other new sources of financing to fund a portion of our capital expenditures, contractual contingent consideration obligations, other commitments and future acquisitions.

On June 18, 2015, we entered into a new secured credit facility, which provides for term loan facilities totaling $1.7 billion (consisting of $650 million of “A” term loans and $1.05 billion of “B” term loans), all of which were drawn at closing, and, subject to our continued compliance with the new secured credit facility, a $250 million revolving credit facility (which includes a $50 million sublimit for the issuance of letters of credit). No amount was drawn under the revolving credit facility at closing. We must repay the A term loans in nineteen consecutive quarterly installments, beginning on September 30, 2015 and continuing through March 31, 2020, in the amount of $8,125,000 each, followed by a final installment on June 18, 2020 in the amount of $495,625,000, and the B term loans in twenty-seven consecutive quarterly installments beginning on September 30, 2015 and continuing through March 31, 2022, in the amount of $2,625,000 each, followed by a final installment on June 18, 2022 in the amount of $979,125,000. We may repay any borrowings under the revolving credit facility at any time (without any premium or penalty), but in no event later than June 18, 2020.

We used approximately $1.68 billion of the proceeds of the term loans drawn at closing (i) to repay in full all indebtedness outstanding under our previous secured credit facility, whereupon that facility was terminated, and (ii) to pay various fees and expenses associated with the transactions contemplated by the new secured credit facility.

On June 24, 2015, we issued $425 million aggregate principal amount of our 6.375% senior subordinated notes due 2023, which we refer to as our 6.375% notes. Interest on the 6.375% notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2016, and the 6.375% notes will mature on July 1, 2023 unless earlier redeemed. We received net proceeds from the sale of our 6.375% notes, after the initial purchasers’ discount and estimated offering expenses, of approximately $417.3 million.

On June 24, 2015, we issued a notice of optional redemption to the holders of 8.625% notes that, on October 1, 2015 (the “redemption date”), we will redeem the entire principal amount of the 8.625% notes then outstanding at a redemption price equal to 102.156% of the principal amount of the 8.625% notes to be redeemed plus accrued and unpaid interest from April 1, 2015 to (but excluding) the redemption date, upon the terms set forth in the notice of optional redemption. The balance of the 8.625% notes are included in the short-term debt and current portion of long-term debt on our consolidated balance sheet as of June 30, 2015 as the redemption notice creates an obligation to pay the balance on October 1, 2015. We transferred the net proceeds received from the 6.375% notes of $417.3 million and additional cash of $8.6 million, or a total of $425.9 million, into an irrevocable trust, which will be used to fund the redemption of the 8.625% notes on October 1, 2015. The $425.9 million is classified on our consolidated balance sheet as of June 30, 2015 as restricted cash. We exercised our right immediately to satisfy and discharge all of our obligations with respect to the 8.625% notes, subject to settlement of the redemption on the redemption date.

As of June 30, 2015, we had $3.6 billion in aggregate principal amount of outstanding indebtedness, comprised of $1.7 billion in aggregate principal amount outstanding under our new secured credit facility, $450.0 million in aggregate outstanding principal amount of our 7.25% senior notes due 2018, $425.0 million in aggregate outstanding principal amount of our 6.5% senior subordinated notes due 2020, $425.0 million in aggregate outstanding principal amount of our 6.375% notes, $400.0 million in aggregate outstanding principal amount of our 8.625% notes and $150.0 million in aggregate outstanding principal amount of our 3% convertible senior subordinated notes due 2016. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions.

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

Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumed revenues and expenses are not realized. In particular, we could experience unexpected costs associated with our potential divestitures, operational integration efforts, core research and development projects, cost-saving initiatives and existing or unforeseen lawsuits regulatory actions or other claims against us. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result.

Cash Flow Summary (in thousands)

	Six Months Ended June 30,
	2015	2014
Net cash from operating activities:
Continuing operations	$32,209	$111,706
Discontinued operations	318	13,398

Net cash provided by operating activities	32,527	125,104

Net cash from investing activities:
Continuing operations	132,576	(44,341)
Discontinued operations	(209)	(6,769)

Net cash provided by (used in) investing activities	132,367	(51,110)

Net cash from financing activities:
Continuing operations	(100,134)	(38,583)
Discontinued operations	(76)	(167)

Net cash used in financing activities	(100,210)	(38,750)

Foreign exchange effect on cash and cash equivalents	(1,574)	1,650

Net increase in cash and cash equivalents	63,110	36,894
Cash and cash equivalents, beginning of period – continuing operations	378,461	355,431
Cash and cash equivalents, beginning of period – discontinued operations	23,300	6,476

Cash and cash equivalents, end of period	464,871	398,801
Less: Cash and cash equivalents, end of period – discontinued operations, end of period	—	8,647

Cash and cash equivalents of continuing operations, end of period	$464,871	$390,154

Summary of Changes in Cash Position

As of June 30, 2015, we had cash and cash equivalents of continuing operations of $464.9 million, an $86.4 million increase from December 31, 2014. Our primary sources of cash for continuing operations during the six months ended June 30, 2015 included $2.1 billion from issuance of long-term debt, $586.6 million received from dispositions, net of cash divested, $56.3 million of cash received from common stock issuances under employee stock option and stock purchase plans, $32.2 million generated by our continuing operating activities, $14.3 million received from equity method investments, $2.5 million in excess tax benefits on exercised stock options, $1.8 million from a decrease in other assets, and $1.1 million in proceeds from the sale of property and equipment. Our primary uses of cash for our continuing operations during the six months ended June 30, 2015 were $2.1 billion related to the repayment of long-term debt obligations, a $424.0 million increase in restricted cash placed in a trust account for repayment of our 8.625% notes, $126.3 million related to net payments under revolving credit facilities, $47.3 million of capital expenditures, $10.6 million for cash dividends paid on our Series B preferred stock, $6.4 million related to payments of acquisition-related contingent consideration obligations and $2.9 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $1.6 million during the six months ended June 30, 2015.

As of June 30, 2014, we had cash and cash equivalents of continuing operations of $390.2 million, a $34.7 million increase from December 31, 2013. Our primary sources of cash for continuing operations during the six months ended June 30, 2014 included $111.7 million generated by our continuing operating activities, $21.1 million of cash received from common stock issuances under employee stock option and stock purchase plans, and $5.4 million of cash received from dispositions, net of cash divested. Our primary uses of cash for our continuing operations during the six months ended June 30, 2014 were $47.3 million of capital expenditures, $31.7 million related to the repayment of long-term debt obligations, $15.6 million related to payments of acquisition-related contingent consideration obligations, $10.6 million for cash dividends paid on our Series B preferred stock, a $4.0 million increase in restricted cash, and $3.0 million related to payments on capital lease obligations. Fluctuations in foreign currencies favorably impacted our cash balance by $1.6 million during the six months ended June 30, 2014. Our discontinued operations contributed $8.6 million of cash during the six months ended June 30, 2014.

Cash Flows from Operating Activities

Net cash provided by continuing operations during the six months ended June 30, 2015 was $32.2 million, which resulted from income from continuing operations of $12.7 million and $113.5 million of non-cash items, offset by $94.0 million of cash used to meet working capital needs during the period. The $113.5 million of non-cash items included $147.0 million related to depreciation and amortization, a $40.3 million loss related to impairment and a net loss on dispositions, which reflects both a $27.7 million impairment charge associated with a closed business and a $12.6 million net loss from business dispositions, $12.3 million related to non-cash stock-based compensation, $7.8 million of non-cash interest expense related to the amortization of deferred financing costs and original issue discounts, a $3.5 million loss on the extinguishment of debt and a $3.3 million loss on the disposition of fixed assets, partially offset by a $52.9 million non-cash change in fair value of contingent purchase price consideration, a $40.7 million decrease related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets, $5.3 million in equity earnings of unconsolidated entities, net of tax, and $2.3 million related to other non-cash items. In addition, $0.3 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operations during the six months ended June 30, 2014 was $111.7 million, which resulted from a loss from continuing operations of $60.8 million, $159.3 million of non-cash items and $13.3 million of cash provided by changes in net working capital requirements during the period. The $159.3 million of non-cash items included, among other items, $167.6 million related to depreciation and amortization, a $16.7 million non-cash change in fair value of contingent purchase price consideration, $7.9 million of non-cash interest expense related to the amortization of deferred financing costs and original issue discounts, $4.6 million related to non-cash stock-based compensation, a $3.3 million loss on the disposition of fixed assets, and $3.0 million of tax benefit related to discontinued operations retained by Alere Inc., partially offset by a $33.9 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $7.4 million in equity earnings of unconsolidated entities, net of tax, and $5.3 million related to other non-cash items. In addition, $13.4 million of net cash was provided by discontinued operations for operating activities.

Cash Flows from Investing Activities

Our investing activities for continuing operations during the six months ended June 30, 2015 provided $132.6 million of cash, including, among other items, $586.6 million of cash received from the disposition of our health management business and other divestitures, net of cash divested, $14.3 million of cash received from equity method investments, a $1.8 million decrease in other assets and $1.1 million of proceeds from the sale of property, plant and equipment, partially offset by a $424.0 million increase in restricted cash, including $425.9 million placed in a trust account for repayment of long-term debt, and $47.3 million of capital expenditures. In addition, discontinued operations used $0.2 million of net cash for investing activities.

Our investing activities for continuing operations during the six months ended June 30, 2014 utilized $44.3 million of cash, including $47.3 million of capital expenditures, a $4.0 million increase in restricted cash and $0.8 million of cash paid for investments, partially offset by $5.5 million received from business dispositions, net of cash divested, $1.0 million received from equity method investments, $0.9 million related to a decrease in other assets, and $0.5 million of proceeds from the sale of property and equipment. In addition, discontinued operations used $6.8 million of net cash for investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities for continuing operations during the six months ended June 30, 2015 was $100.1 million. Financing activities during the six months ended June 30, 2015 included, among other items, $2.1 billion for the payment of long-term debt obligations, $126.3 million for net payments for revolving credit facilities, $15.7 million for financing costs, $10.6 million for dividend payments related to our Series B preferred stock, $6.4 million for payments of acquisition-related contingent consideration obligations and $2.9 million for payment of capital lease obligations. We received $2.1 billion of proceeds from issuance of long-term debt and $56.3 million of cash from common stock issuances under employee stock option and stock purchase plans and had a $2.5 million excess tax benefit associated with exercised stock options. In addition, discontinued operations used less than $0.1 million of net cash for financing activities.

Net cash used in financing activities for continuing operations during the six months ended June 30, 2014 was $38.6 million. Financing activities during the six months ended June 30, 2014 primarily included $31.7 million for the payment of long-term debt obligations, $15.6 million for payments of acquisition-related contingent consideration obligations, $10.6 million for dividend payments related to our Series B preferred stock, and $3.0 million for payment of capital lease obligations. We received $21.2 million of cash from common stock issuances under employee stock option and stock purchase plans. In addition, discontinued operations used $0.2 million of net cash for financing activities.

As of June 30, 2015, we had an aggregate of $11.6 million in outstanding capital lease obligations which are payable through 2020.

Income Taxes

As of December 31, 2014, we had $46.9 million of U.S. federal net operating loss, or NOL, carryforwards, $740.2 million of state NOL carryforwards and $244.8 million of foreign NOL and capital loss carryforwards, which either expire on various dates through 2034 or can be carried forward indefinitely. As of December 31, 2014, we had $14.6 million of federal and state research and development credits, $108.0 million of U.S. foreign tax credits and $1.3 million of other foreign tax credits which either expire on various dates through 2034 or can be carried forward indefinitely. These loss and tax credit carryforwards may be available to reduce future U.S. federal, state and foreign taxable income and taxes, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

As of June 30, 2015, our contractual obligations have not changed significantly since December 31, 2014, as presented in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014, except as follows:

•	in January 2015 we used the net cash proceeds from the sale of our health management business to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our prior senior secured credit facility;

•	as discussed in Note 11 of the consolidated financial statements included in this Quarterly Report on Form 10-Q, in June 2015 we entered into a new secured credit facility and used substantially all of the $1.7 billion of proceed to repay all of the outstanding indebtedness under our prior credit facility and to pay related fees and expenses;

•	in June 2015 we sold $425.0 million of 6.375% senior subordinated notes and placed the proceeds into a trust account to redeem our 8.625% senior subordinated notes in October 2015.

As a result of the activities above, our long-term debt obligations as of June 30, 2015 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2020	Thereafter
Long-term debt obligations	$3,568,246	$425,213	$245,621	$1,478,719	$1,418,693

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

There have been no significant changes in our critical accounting policies or management estimates since December 31, 2014. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 18 of the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014. There were no material changes to our market risks or our management of such risks during the six months ended June 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in Amendment No. 2 to our Annual Report on 10-K/A for the year ended December 31, 2014 and described below, our disclosure controls and procedures were not effective as of June 30, 2015.

Previously Reported Material Weakness

As reported in Item 9A of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014, our management concluded that our internal control over financial reporting was ineffective as of that date because a material weakness existed in our internal control over financial reporting related to our accounting for deferred taxes related to dispositions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective controls to assess the accounting for deferred taxes related to dispositions. This control deficiency resulted in an adjustment to our deferred tax assets and income from discontinued operations which was reflected in our consolidated financial statements for the year ended December 31, 2014 as originally filed. The material weakness also resulted in the restatement of the consolidated financial statements for the interim period ended September 30, 2014 and the year ended December 31, 2014. Management has determined that the restatements are additional effects of the material weakness described above. Additionally, management concluded that the material weakness could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Efforts with Respect of Material Weakness

During the six months ended June 30, 2015, we continued taking steps to remediate the material weakness described above and plan to take additional actions to remediate the underlying cause of this material weakness, primarily through:

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

(3)	supplementing our accounting and tax professionals with additional resources that have expertise in accounting for the income tax effects of dispositions and other complex transactions. The Company has recently hired a new VP of Tax and is in the process of hiring several new full time employees and outside experts with specific expertise in complex tax matters.

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

The implementation of our remediation plan was ongoing as of June 30, 2015, and there was insufficient time to demonstrate that our controls were operating effectively as of that date. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests in order to determine whether they are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the steps taken to remediate the material weakness described above, there was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

During the three months ended June 30, 2015, we issued an aggregate of 25,305 shares of our common stock to two of our directors, one current employee and one former employee pursuant to exercises of options granted under our 2001 Stock Option and Incentive Plan at exercise prices ranging from $28.03 to $48.14 per share.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

4.1	Twenty-First Supplemental Indenture dated as of June 24, 2015 by and among Alere Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date June 18, 2015, as filed with the SEC on June 24, 2015)

10.1†	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date April 23, 2015, as filed with the SEC on April 29, 2015)

10.2	Purchase Agreement dated as of June 11, 2015 among Alere Inc., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as Representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 10, 2015, as filed with the SEC on June 16, 2015)

10.3	Credit Agreement dated as of June 18, 2015 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, Goldman Sachs Bank USA, as B Term Loan Administrative Agent, General Electric Capital Corporation, as Collateral Agent, Pro Rata Administrative Agent and Syndication Agent, Citizens Bank, N.A. and DNB Bank ASA, New York Branch, as Co-Documentation Agents, and Goldman Sachs Bank USA, GE Capital Markets, Inc., J.P. Morgan Securities LLC, DNB Markets, Inc., RBC Capital Markets, HSBC Securities (USA) Inc. and Citizens Bank, N.A., as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 18, 2015, as filed with the SEC on June 24, 2015)

10.4	Guaranty and Security Agreement dated as of June 18, 2015 among Alere Inc., as Borrower, each other Grantor party thereto and General Electric Capital Corporation, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 18, 2015, as filed with the SEC on June 24, 2015)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014, (c) our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement, of amendment thereto

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: August 6, 2015	By:	/s/ Carla R. Flakne
Carla R. Flakne
Chief Accounting Officer and an authorized officer