Form 10-Q
period 2015-09-30
ALERE INC.
filed 2015-11-09
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 4, 2015 was 86,254,320.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2015

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 (as filed with the Securities and Exchange Commission on May 28, 2015) and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net product sales	$470,404	$507,625	$1,446,837	$1,499,302
Services revenue	128,341	137,403	378,825	406,547

Net product sales and services revenue	598,745	645,028	1,825,662	1,905,849
License and royalty revenue	3,299	4,182	13,691	15,998

Net revenue	602,044	649,210	1,839,353	1,921,847

Cost of net product sales	246,055	271,250	743,177	785,918
Cost of services revenue	79,803	75,102	232,137	221,356

Cost of net product sales and services revenue	325,858	346,352	975,314	1,007,274
Cost of license and royalty revenue	1,137	1,236	4,431	3,900

Cost of net revenue	326,995	347,588	979,745	1,011,174

Gross profit	275,049	301,622	859,608	910,673
Operating expenses:
Research and development	36,011	38,726	91,225	114,855
Sales and marketing	106,493	122,760	322,756	391,605
General and administrative	101,306	104,794	254,810	338,986
Impairment and (gain) loss on dispositions, net	2,074	—	42,408	638

Operating income	29,165	35,342	148,409	64,589
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,333)	(52,332)	(158,258)	(156,276)
Other income (expense), net	4,745	(8,087)	7,735	2,164

Loss from continuing operations before provision (benefit) for income taxes	(18,423)	(25,077)	(2,114)	(89,523)
Provision (benefit) for income taxes	(18,924)	65,489	(10,009)	69,273

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	501	(90,566)	7,895	(158,796)
Equity earnings of unconsolidated entities, net of tax	5,000	6,277	10,320	13,716

Income (loss) from continuing operations	5,501	(84,289)	18,215	(145,080)
Income (loss) from discontinued operations, net of tax	—	(14,401)	216,777	(4,082)

Net income (loss)	5,501	(98,690)	234,992	(149,162)
Less: Net income (loss) attributable to non-controlling interests	(61)	(306)	386	(136)

Net income (loss) attributable to Alere Inc. and Subsidiaries	5,562	(98,384)	234,606	(149,026)
Preferred stock dividends	(5,367)	(5,367)	(15,926)	(15,926)

Net income (loss) available to common stockholders	$195	$(103,751)	$218,680	$(164,952)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$—	$(1.08)	$0.02	$(1.94)
Income (loss) from discontinued operations	—	(0.17)	2.55	(0.05)

Net income (loss) per common share	$—	$(1.25)	$2.57	$(1.99)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$—	$(1.08)	$0.02	$(1.94)
Income (loss) from discontinuing operations	—	(0.17)	2.51	(0.05)

Net income (loss) per common share	$—	$(1.25)	$2.53	$(1.99)

Weighted-average shares — basic	85,895	83,115	85,141	82,719

Weighted-average shares — diluted	87,169	83,115	86,279	82,719

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,501	$(98,690)	$234,992	$(149,162)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(88,812)	(96,425)	(122,428)	(69,950)
Unrealized losses on available for sale securities	—	—	—	(17)
Unrealized gains on hedging instruments	—	7	—	21
Minimum pension liability adjustment	419	481	(1,337)	468

Other comprehensive loss, before tax	(88,393)	(95,937)	(123,765)	(69,478)
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—

Other comprehensive loss, net of tax	(88,393)	(95,937)	(123,765)	(69,478)

Comprehensive income (loss)	(82,892)	(194,627)	111,227	(218,640)
Less: Comprehensive income (loss) attributable to non-controlling interests	(61)	(306)	386	(136)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(82,831)	$(194,321)	$110,841	$(218,504)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$479,381	$378,461
Restricted cash	430,821	37,571
Marketable securities	157	259
Accounts receivable, net of allowances of $89,915 and $76,163 at September 30, 2015 and December 31, 2014, respectively	452,366	466,106
Inventories, net	362,226	365,165
Deferred tax assets	15,424	112,573
Prepaid expenses and other current assets	121,023	132,413
Assets held for sale – current	25,312	315,515

Total current assets	1,886,710	1,808,063
Property, plant and equipment, net	445,315	453,570
Goodwill	2,842,921	2,926,666
Other intangible assets with indefinite lives	28,744	43,651
Finite-lived intangible assets, net	1,052,949	1,276,444
Restricted cash	44,148	—
Deferred financing costs, net and other non-current assets	63,279	67,832
Investments in unconsolidated entities	73,882	91,693
Deferred tax assets	7,632	8,569
Non-current income tax receivable	2,537	2,468
Assets held for sale – non-current	126,048	—

Total assets	$6,574,165	$6,678,956

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$604,092	$88,875
Current portion of capital lease obligations	3,505	4,241
Accounts payable	194,246	213,592
Accrued expenses and other current liabilities	315,336	375,494
Liabilities related to assets held for sale – current	8,836	78,843

Total current liabilities	1,126,015	761,045

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,987,658	3,621,385
Capital lease obligations, net of current portion	6,270	10,560
Deferred tax liabilities	207,451	214,639
Other long-term liabilities	135,200	161,582
Liabilities related to assets held for sale – non-current	9,603	—

Total long-term liabilities	3,346,182	4,008,166

Commitments and contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at September 30, 2015 and December 31, 2014); Authorized: 2,300 shares; Issued: 2,065 shares at September 30, 2015 and December 31, 2014; Outstanding: 1,774 shares at September 30, 2015 and December 31, 2014	606,468	606,468
Common stock, $0.01 par value; authorized: 200,000 shares; Issued: 93,868 shares at September 30, 2015 and 91,532 shares at December 31, 2014; Outstanding: 86,189 shares at September 30, 2015 and 83,853 shares at December 31, 2014	94	92
Additional paid-in capital	3,436,666	3,355,672
Accumulated deficit	(1,444,946)	(1,679,552)
Treasury stock, at cost, 7,679 shares at September 30, 2015 and December 31, 2014	(184,971)	(184,971)
Accumulated other comprehensive loss	(315,875)	(192,110)

Total stockholders’ equity	2,097,436	1,905,599
Non-controlling interests	4,532	4,146

Total equity	2,101,968	1,909,745

Total liabilities and equity	$6,574,165	$6,678,956

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$234,992	$(149,162)
Income (loss) from discontinued operations, net of tax	216,777	(4,082)

Income (loss) from continuing operations	18,215	(145,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefit related to discontinued operations	—	9,594
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,627	11,824
Depreciation and amortization	233,511	250,763
Non-cash stock-based compensation expense	19,596	7,751
Impairment of inventory	201	1,536
Impairment of long-lived assets	378	6,866
Loss on sale of fixed assets	3,273	4,679
Equity earnings of unconsolidated entities, net of tax	(10,320)	(13,716)
Deferred income taxes	(46,740)	9,557
Loss related to impairment and net loss on dispositions	42,323	638
Loss on extinguishment of debt	3,480	—
Other non-cash items	(4,785)	3,683
Non-cash change in fair value of contingent purchase price consideration	(51,911)	17,042
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(11,269)	12,643
Inventories, net	(58,781)	(30,446)
Prepaid expenses and other current assets	(14,953)	(8,646)
Accounts payable	(16,000)	38,687
Accrued expenses and other current liabilities	35,192	(8,501)
Other non-current liabilities	(8,790)	33,221
Cash paid for contingent purchase price consideration	(6,315)	(21,078)

Net cash provided by continuing operations	136,932	181,017
Net cash provided by discontinued operations	318	34,417

Net cash provided by operating activities	137,250	215,434

Cash Flows from Investing Activities:
Increase in restricted cash	(438,765)	(3,227)
Purchases of property, plant and equipment	(67,947)	(73,035)
Proceeds from sale of property, plant and equipment	1,486	1,144
Cash received from dispositions, net of cash divested	586,625	5,454
Cash paid for business acquisitions, net of cash acquired	(60,135)	(75)
Cash received from sales of marketable securities	99	47
Cash received from equity method investments	14,297	198
Proceeds from sale of equity investments	—	9,526
Decrease in other assets	881	1,024

Net cash provided by (used in) continuing operations	36,541	(58,944)
Net cash used in discontinued operations	(209)	(8,853)

Net cash provided by (used in) investing activities	36,332	(67,797)

Cash Flows from Financing Activities:
Cash paid for financing costs	(16,053)	(5)
Cash paid for contingent purchase price consideration	(14,079)	(23,608)
Cash paid for dividends	(15,970)	(15,970)
Proceeds from issuance of common stock, net of issuance costs	76,457	35,593
Proceeds from issuance of short-term debt	—	806
Proceeds from issuance of long-term debt	2,162,022	41
Payments on short-term debt	(25,584)	—
Payments on long-term debt	(2,129,165)	(47,302)
Net proceeds (payments) under revolving credit facilities	(126,603)	498
Excess tax benefits on exercised stock options	6,102	415
Principal payments on capital lease obligations	(4,339)	(4,639)

Net cash used in continuing operations	(87,212)	(54,171)
Net cash used in discontinued operations	(76)	(1,075)

Net cash used in financing activities	(87,288)	(55,246)

Foreign exchange effect on cash and cash equivalents	(8,674)	(9,445)

Net increase in cash and cash equivalents	77,620	82,946
Cash and cash equivalents, beginning of period—continuing operations	378,461	355,431
Cash and cash equivalents, beginning of period – discontinued operations	23,300	6,477

Cash and cash equivalents, end of period	479,381	444,854
Less: Cash and cash equivalents of discontinued operations, end of period	—	13,503

Cash and cash equivalents of continuing operations, end of period	$479,381	$431,351

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

As a result of the sale of our health management business in January 2015, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics and corporate and other. Financial information by segment for the three and nine months ended September 30, 2014 has been retroactively adjusted to reflect this change in reporting segments.

Certain reclassifications of prior period amounts have been made in order to retrospectively present discontinued operations. These reclassifications have no effect on net income or equity.

During the three and nine months ended September 30, 2015, we recorded $8.0 million of tax-related correcting adjustments related to prior periods which consisted of a $6.6 million net tax benefit related to U.S. taxes on foreign earnings and a $1.4 million tax benefit associated with a release of uncertain tax positions. We considered the correcting adjustments to be immaterial to both the prior periods and the current year financial statements.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Discontinued Operations

On October 10, 2014, we completed the sale of our ACS subsidiary to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with the Purchaser and Sumit Nagpal. In connection with the sale of ACS, we also agreed to sell our subsidiary Wellogic ME FZ – LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser, which we completed in June 2015. The ACS Companies were included in our patient self-testing segment prior to the sale. The purchase price for the ACS Companies consisted of cash proceeds of $2.00 at closing and contingent consideration of up to an aggregate of $7.0 million, consisting of (i) payments based on the gross revenues of the ACS Companies, (ii) payments to be made in connection with financing transactions by the Purchaser or the ACS Companies and (iii) payments to be made in connection with a sale by the Purchaser of the ACS Companies. In connection with the sale, we agreed to reimburse the Purchaser for up to $750,000 of the Purchaser’s and the ACS Companies’ transitional expenses. We accounted for our divestiture of the ACS Companies in accordance with ASC 205, Presentation of Financial Statements.

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions for a purchase price of approximately $600.1 million, subject to a customary post-closing working capital adjustment. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our prior senior secured credit facility. In September 2015, we agreed to pay a post-closing working capital adjustment of $0.25 million, which was accrued on our consolidated balance sheet as of September 30, 2015.

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

December 31, 2014
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

The following summarized financial information related to the businesses of the ACS Companies and the health management business has been segregated from continuing operations and has been reported as discontinued operations in our consolidated statements of operations. The results of the health management business are included in the nine months ended September 30, 2015, given our January 9, 2015 divestiture of this business. The results of the ACS Companies are included in the three and nine months ended September 30, 2014, given our October 31, 2014 divestiture of this business. The results are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
Net revenue	$89,501	$7,373	$271,668
Cost of net revenue	(54,314)	(4,413)	(155,976)
Sales and marketing	(14,270)	(996)	(43,152)
General and administrative	(16,924)	(5,001)	(75,244)
Interest expense	(149)	(9)	(400)
Other income (expense), net	(117)	160	(1,189)
Gain on disposal	—	366,191	—

Income (loss) from discontinued operations before provision (benefit) for income taxes	3,727	363,305	(4,293)
Provision (benefit) for income taxes	18,128	146,528	(211)

Income (loss) from discontinued operations, net of tax	$(14,401)	$216,777	$(4,082)

(3) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2015, our cash equivalents consisted of money market funds.

(4) Restricted Cash

We had restricted cash of $475.0 million and $37.6 million as of September 30, 2015 and December 31, 2014, respectively. Of the $475.0 million as of September 30, 2015, $425.9 million consisted of a deposit of funds with a trustee in connection with the satisfaction and discharge of our obligations associated with the October 1, 2015 redemption of our 8.625% senior subordinated notes due 2018, or the 8.625% notes. As of September 30, 2015, $44.1 million of our restricted cash was classified as non-concurrent on our consolidated balance sheet, as it secures a foreign bank loan arrangement that we entered into during the third quarter of 2015 and, under the terms of the loan agreement, is required to remain on deposit for two years unless the loan is terminated prior to maturity.

(5) Inventories, Net

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$132,808	$122,886
Work-in-process	73,629	82,724
Finished goods	155,789	159,555

	$362,226	$365,165

(6) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of net revenue	$326	$291	$866	$863
Research and development	287	280	893	(340)
Sales and marketing	1,260	920	3,605	2,778
General and administrative	5,444	1,678	14,232	4,450

	7,317	3,169	19,596	7,751
Benefit for income taxes	(472)	(878)	(5,374)	(2,001)

	$6,845	$2,291	$14,222	$5,750

In connection with the departure of three of our senior executives, we recorded a reversal of stock-based compensation expense in the amount of $5.6 million during the second quarter of 2014 as a result of the termination of their stock option awards upon their departure. Of the $5.6 million reversal, $2.2 million was recorded through research and development expense and $3.4 million through general and administrative expense.

(7) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$5,501	$(84,289)	$18,215	$(145,080)
Preferred stock dividends	(5,367)	(5,367)	(15,926)	(15,926)

Income (loss) from continuing operations attributable to common shares	134	(89,656)	2,289	(161,006)
Less: Net income (loss) attributable to non-controlling interest	(61)	(306)	386	(136)

Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	195	(89,350)	1,903	(160,870)
Income (loss) from discontinued operations	—	(14,401)	216,777	(4,082)

Net income (loss) available to common stockholders	$195	$(103,751)	$218,680	$(164,952)

Denominator:
Weighted-average common shares outstanding — basic	85,895	83,115	85,141	82,719

Weighted-average common shares outstanding — diluted	87,169	83,115	86,279	82,719

Basic net income (loss) per common share:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$0.00	$(1.08)	$0.02	$(1.94)
Income (loss) from discontinued operations	—	(0.17)	2.55	(0.05)

Basic net income (loss) per common share	$0.00	$(1.25)	$2.57	$(1.99)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(1.08)	$0.02	$(1.94)
Income (loss) from discontinuing operations	—	(0.17)	2.51	(0.05)

Diluted net income (loss) per common share	$0.00	$(1.25)	$2.53	$(1.99)

The following potential dilutive securities were not included in the calculation of diluted net income (loss) per common share for our continuing operations because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Denominator:
Options to purchase shares of common stock	7,062	7,687	7,062	7,687
Warrants	—	4	4	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239	10,239	10,239

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	20,739	21,368	20,743	21,368

(8) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For each of the three and nine months ended September 30, 2015 and 2014, Series B preferred stock dividends amounted to $5.3 million and $15.9 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the respective periods. As of September 30, 2015, $5.3 million of Series B preferred stock dividends was accrued. As of October 15, 2015, payments have been made covering all dividend periods through September 30, 2015.

The Series B preferred stock dividends for the three and nine months ended September 30, 2015 and 2014 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the nine months ended September 30, 2015 and 2014 is provided below (in thousands):

	Nine Months Ended September 30,
	2015			2014
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$1,905,599	$4,146	$1,909,745	$2,073,256	$4,882	$2,078,138
Issuance of common stock under employee compensation plans	76,457	—	76,457	35,593	—	35,593
Tax withholdings related to net share settlement of restricted stock units	(2,240)	—	(2,240)	—	—	—
Preferred stock dividends	(15,970)	—	(15,970)	(15,970)	—	(15,970)
Stock-based compensation expense	19,596	—	19,596	7,751	—	7,751
Excess tax benefits on exercised stock options	3,153	—	3,153	(6,302)	—	(6,302)
Net income (loss)	234,606	386	234,992	(149,026)	(136)	(149,162)
Total other comprehensive loss	(123,765)	—	(123,765)	(69,478)	—	(69,478)

Equity, end of period	$2,097,436	$4,532	$2,101,968	$1,875,824	$4,746	$1,880,570

(9) Business Combinations

We account for acquisitions using the acquisition method and include the financial results of the acquired company in our consolidated financial statements from the date of acquisition.

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

Net assets acquired are initially recorded at their fair value on a preliminary basis and are subject to adjustment upon finalization of the fair value analysis. The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets based on patterns on which the respective economic benefits are expected to be realized.

During the three and nine months ended September 30, 2015, we expensed acquisition-related costs of $0.2 million and $0.3 million, respectively, in general and administrative expense. During the three and nine months ended September 30, 2014, we expensed acquisition-related costs of $0.3 million and $0.7 million, respectively, in general and administrative expense.

Acquisitions in 2015

US Diagnostics

On July 10, 2015, we acquired substantially all of the assets of US Diagnostics, Inc., or USD, located in Huntsville, Alabama, a provider of instant on-site drug testing products designed for quick and accurate drug test results. The aggregate purchase price was approximately $60.1 million and was paid in cash. The operating results of USD are included in our professional diagnostics reporting unit and business segment.

Our consolidated statements of operations for each of the three and nine months ended September 30, 2015 included revenue totaling approximately $5.0 million related to this business. Goodwill has been recognized in the acquisition and amounted to approximately $29.4 million, which is deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired from USD is as follows (in thousands):

Total
Current assets	$4,652
Property, plant and equipment	182
Goodwill	29,422
Intangible assets	27,200

Total assets acquired	$61,456

Current liabilities	$1,321

Total liabilities assumed	$1,321

Net assets acquired	$60,135

Cash paid	$60,135

The following are the intangible assets acquired in connection with the USD acquisition and their respective preliminary fair values and weighted-average useful lives (dollars in thousands):

	Total	Weighted- average Useful Life
Trademarks	$1,600	3.0 - 13.0 years
Customer relationships	24,900	13.0 years
Non-compete agreements	700	2.0 years

Total intangible assets	$27,200

(10) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Caption	2015	2014	2015	2014
Cost of net revenue	$522	$5,654	$2,921	$6,707
Research and development	18	5,457	667	8,488
Sales and marketing	619	1,019	2,572	7,420
General and administrative	1,105	5,167	5,227	14,460

Total operating expenses	2,264	17,297	11,387	37,075
Interest expense, including amortization of original issue discounts and deferred financing costs	6	9	19	32

Total charges	$2,270	$17,306	$11,406	$37,107

(a) 2014 Restructuring Plans

In 2014, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our global sales and marketing, information technology and research and development groups, as well as closing certain business locations in Europe and Asia. The following table summarizes the restructuring activities related to our 2014 restructuring plans for the three and nine months ended September 30, 2015 and 2014 and since inception of these restructuring plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Professional Diagnostics	2015	2014	2015	2014
Severance-related costs	$1,322	$5,827	$5,385	$17,923	$33,192
Facility and transition costs	132	1,713	3,045	1,894	6,505

Cash charges	1,454	7,540	8,430	19,817	39,697
Fixed asset and inventory impairments	124	6,322	579	8,402	11,530

Total charges	$1,578	$13,862	$9,009	$28,219	$51,227

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Corporate and Other	2015	2014	2015	2014
Severance-related costs	$686	$199	$1,297	$2,399	$4,198
Facility and transition costs	—	2,979	(13)	4,929	11,322

Total cash charges	$686	$3,178	$1,284	$7,328	$15,520

We anticipate incurring approximately $4.2 million in additional costs under our 2014 restructuring plans related to our professional diagnostics business segment, primarily related to the closure of our manufacturing facility in Israel. We may develop additional restructuring plans over the remainder of 2015. As of September 30, 2015, $4.1 million in severance and transition costs arising under our 2014 restructuring plans remain unpaid.

(b) Restructuring Plans Prior to 2014

In 2013, management developed cost reduction plans within our professional diagnostics segment impacting businesses in our United States, Europe and Asia Pacific regions. In 2011, management developed plans to consolidate operating activities among certain of our United States, European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea and eliminating redundant costs among our Axis-Shield subsidiaries. Additionally, in 2008, management developed and initiated plans to transition the Cholestech business to our San Diego, California facility.

The following table summarizes the restructuring activities within our professional diagnostics business segment related to our active 2013, 2011 and 2008 restructuring plans for the three and nine months ended September 30, 2015 and 2014 and since inception of these plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Professional Diagnostics	2015	2014	2015	2014
Severance-related costs	$—	$56	$—	$990	$26,926
Facility and transition costs	—	201	1,094	537	11,574
Other exit costs	6	9	19	33	817

Cash charges	6	266	1,113	1,560	39,317
Fixed asset and inventory impairments	—	—	—	—	6,776
Intangible asset impairments	—	—	—	—	686
Other non-cash charges	—	—	—	—	64

Total charges	$6	$266	$1,113	$1,560	$46,843

We do not anticipate incurring significant additional costs under these plans related to our professional diagnostics business segment. As of September 30, 2015, $1.1 million in cash charges remain unpaid under our restructuring plans prior to 2014, primarily related to facility lease obligations, which are anticipated to continue through 2020.

(c) Restructuring Reserves

The following table summarizes our restructuring reserves related to the restructuring plans described above, of which $4.6 million is included in accrued expenses and other current liabilities and $0.7 million is included in other long-term liabilities on our consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2014	$4,590	$9,868	$290	$14,748
Cash charges	6,288	4,387	19	10,694
Payments	(8,460)	(11,166)	(99)	(19,725)
Currency adjustments	(156)	(303)	—	(459)

Balance, September 30, 2015	$2,262	$2,786	$210	$5,258

(11) Debt

We had the following long-term debt balances outstanding as of the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
A term loans(1)	$638,823	$—
B term loans(1)	1,044,842	—
Prior credit facility—A term loans(2)	—	785,938
Prior credit facility—B term loans(3)	—	1,330,810
Prior credit facility—Revolving loans	—	127,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
6.375% Senior subordinated notes	425,000	—

	September 30, 2015	December 31, 2014
8.625% Senior subordinated notes(4)	400,000	400,000
3% Convertible senior subordinated notes(5)	150,000	150,000
Other lines of credit	1,052	684
Other	57,033	40,828

	3,591,750	3,710,260
Less: Short-term debt and current portion of long-term debt	(604,092)	(88,875)

Long-term debt	$2,987,658	$3,621,385

(1)	Incurred under our secured credit facility entered into on June 18, 2015.
(2)	Included “A” term loans and “Delayed Draw” term loans under our prior credit facility.
(3)	Included term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans under our prior credit facility, which term loans had been converted into and consolidated with the “B” term loans under our prior credit facility.
(4)	On October 1, 2015, we redeemed the entire $400.0 million principal amount of the 8.625% senior subordinated notes pursuant to the notice of optional redemption that we issued to the holders thereof on June 24, 2015. The redemption price was equal to 102.156% of the principal amount of such notes plus accrued and unpaid interest from April 1, 2015 to (but excluding) October 1, 2015. The balance of such notes is included in the short-term debt and current portion of long-term debt on our consolidated balance sheet as of September 30, 2015, as the redemption notice created an obligation to pay the balance on October 1, 2015. The redemption was funded with $425.9 million of cash that had been held in an irrevocable trust with the trustee for such notes, which is classified as restricted cash on our consolidated balance sheet as of September 30, 2015. Upon settlement of the redemption on October 1, 2015, we satisfied and discharged all of our obligations with respect to such notes.
(5)	The balance of the 3% convertible senior subordinated notes is included in the short-term debt and current portion of long-term debt on our consolidated balance sheet as of September 30, 2015, as these notes mature on May 15, 2016.

In connection with our debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Secured credit facility (1)	$18,161	$—	$20,763	$—
Prior credit facility (2) (3)	—	24,985	49,437	74,606
7.25% Senior notes	8,524	8,525	25,573	25,574
6.5% Senior subordinated notes	7,274	7,180	21,741	21,534
6.375% Senior subordinated notes	7,002	—	7,544	—
8.625% Senior subordinated notes	9,273	9,271	27,820	27,819
3% Senior subordinated convertible notes	1,246	1,246	3,738	3,738
Other	853	1,125	1,642	3,005

	$52,333	$52,332	$158,258	$156,276

(1)	Includes “A” term loans, “B” term loans and revolving line of credit loans.
(2)	Includes the following loans under our prior credit facility: “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans and later converted into and consolidated into the “B” term loans; and revolving line of credit loans. For the three and nine months ended September 30, 2015, the amounts include $0.4 million and $1.1 million, respectively, related to the amortization of fees paid for certain debt modifications. For the three and nine months ended September 30, 2014, the amounts include $0.4 million and $1.1 million, respectively, related to the amortization of fees paid for certain debt modifications.
(3)	Includes a $3.5 million loss on extinguishment of debt associated with our prior credit facility during the nine months ended September 30, 2015.

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

We used approximately $1.68 billion of the proceeds of the term loans drawn at closing to repay in full all indebtedness outstanding under our prior credit facility, whereupon such agreement was terminated (as described below), and to pay various fees and expenses associated with the transactions contemplated by the secured credit facility. Subject to certain limits and restrictions, we may use the remaining proceeds of the term loans, the proceeds of any revolving credit loans and the proceeds of any incremental term loans (described below) or incremental revolving credit commitments (described below) to finance permitted acquisitions, to finance capital expenditures, to provide working capital and for other general corporate purposes.

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

The “A” term loans and any borrowings under the revolving credit facility bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin of 2.00%, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin of 3.00%. The “B” term loans bear interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of 2.00% or 2.25% depending on our consolidated secured net leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of 3.00% or 3.25% depending on our consolidated secured net leverage ratio. The Eurodollar Rate is subject to a 1.00% floor with respect to “B” term loans based on the Eurodollar Rate. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum equal to 0.50%. As of September 30, 2015, the “A” term loans and the “B” term loans bore interest at 3.20% and 4.25%, respectively. As of September 30, 2015, there were no borrowings under the revolving line of credit under the secured credit facility.

Subject to our pro forma compliance with certain financial tests and certain other terms and conditions set forth in the Credit Agreement, we may request at any time that the lenders under the Credit Agreement and/or other financial institutions that become lenders thereunder make incremental term loans or provide incremental revolving credit commitments under the Credit Agreement in addition to the committed credit facilities described above, subject to our obtaining the agreement of the relevant new or existing lenders, as the case may be. The Credit Agreement also includes (i) certain provisions that allow us to add one or more new term loan facilities or new revolving credit facilities in order to refinance all or a portion of the term loans or revolving credit commitments and (ii) certain “amend and extend” provisions that allow us to extend the maturity date of any term loans or revolving credit commitments (and make related changes to the terms of the relevant loans), subject in each case to our obtaining the agreement of the relevant new or existing lenders, as the case may be.

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

The lenders under the secured credit facility are entitled to accelerate repayment of the loans and terminate the revolving credit commitments thereunder upon the occurrence of any of various events of default as described in the Credit Agreement.

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

As of September 30, 2015, aggregate borrowings under the secured credit facility amounted to $1.7 billion, consisting of “A” term loans in the aggregate principal amount of $638.8 million (giving effect to the installment repayment due on such date) and “B” term loans in the aggregate principal amount of $1,044.8 million (giving effect to the installment repayment due on such date). As of September 30, 2015, we were in compliance with the maximum consolidated secured net leverage ratio under the secured credit facility.

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

The 6.375% senior subordinated notes are our senior subordinated unsecured obligations, are subordinated in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility and our 7.25% senior notes, and are equal in right of payment with all of our existing and future senior subordinated debt, including our 8.625% senior subordinated notes (our obligations in respect of which have been fully satisfied and discharged, as described below), our 6.5% senior subordinated notes and our 3% convertible senior subordinated notes. Our obligations under the 6.375% senior subordinated notes and the 6.375% Indenture are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt and equal in right of payment to all of their existing and future senior subordinated debt. See Note 23 for guarantor financial information.

(d) 8.625% Senior Subordinated Notes

On June 24, 2015, we issued a notice of optional redemption to the holders of 8.625% notes that, on October 1, 2015 (the redemption date), we would redeem the entire principal amount of the 8.625% notes then outstanding at a redemption price equal to 102.156% of the principal amount of the 8.625% notes to be redeemed plus accrued and unpaid interest from April 1, 2015 to (but excluding) the redemption date, upon the terms set forth in the notice of optional redemption. The balance of the 8.625% notes is included in the short-term debt and current portion of long-term debt on our consolidated balance sheet as of September 30, 2015 as the redemption notice created an obligation to pay the balance on October 1, 2015. We transferred an amount equal to the net proceeds received from the 6.375% notes of $417.3 million plus additional cash of $8.6 million, or a total of $425.9 million, into an irrevocable trust, which was used to fund the redemption of the 8.625% notes on October 1, 2015. The $425.9 million is classified on our consolidated balance sheet as of September 30, 2015 as restricted cash. We redeemed the entire $400.0 million aggregate principal amount of the 8.625% notes on October 1, 2015 and, upon settlement of the redemption on that date, we satisfied and discharged all of our obligations with respect to the 8.625% notes.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$157	$157	$—	$—

Total assets	$157	$157	$—	$—

Liabilities:
Contingent consideration obligations (1)	$63,591	$—	$—	$63,591

Total liabilities	$63,591	$—	$—	$63,591

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$259	$259	$—	$—

Total assets	$259	$259	$—	$—

Liabilities:
Contingent consideration obligations (1)	$139,671	$—	$—	$139,671

Total liabilities	$139,671	$—	$—	$139,671

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 17(a) for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2015 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2014	$139,671
Payments	(21,928)
Present value accretion and adjustments	(54,168)
Foreign currency adjustments	16

Fair value of contingent consideration obligations, September 30, 2015	$63,591

At September 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our debt were both $3.6 billion at September 30, 2015. The carrying amount and estimated fair value of our debt were both $3.7 billion at December 31, 2014. The estimated fair value of our debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(13) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Interest cost	234	202	694	604
Expected return on plan assets	(240)	(191)	(712)	(571)
Amortization of prior service costs	344	111	1,019	333

Net periodic benefit cost	$338	$122	$1,001	$366

(14) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. As a result of the sale of our health management business in January 2015, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics, and corporate and other. The information below for the three and nine months ended September 30, 2014 has been retroactively adjusted to reflect this change in reporting segments. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	Professional Diagnostics	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended September 30, 2015:
Net revenue	$583,297	$18,747	$—	$602,044
Operating income (loss)	$54,452	$1,038	$(26,325)	$29,165
Impairment and (gain) loss on dispositions, net	$2,074	$—	$—	$2,074
Depreciation and amortization	$83,817	$717	$1,966	$86,500
Restructuring charge	$1,578	$—	$686	$2,264
Stock-based compensation	$—	$—	$7,317	$7,317
Three Months Ended September 30, 2014:
Net revenue	$628,012	$21,198	$—	$649,210
Operating income (loss)	$64,986	$3,742	$(33,386)	$35,342
Depreciation and amortization	$80,366	$841	$1,917	$83,124
Restructuring charge	$14,119	$—	$3,178	$17,297
Stock-based compensation	$—	$—	$3,169	$3,169
Nine Months Ended September 30, 2015:
Net revenue	$1,773,993	$65,360	$—	$1,839,353
Operating income (loss)	$219,544	$4,321	$(75,456)	$148,409

	Professional Diagnostics	Consumer Diagnostics	Corporate and Other	Total
Impairment and (gain) loss on dispositions, net	$42,408	$—	$—	$42,408
Depreciation and amortization	$226,383	$2,153	$4,975	$233,511
Restructuring charge	$10,103	$—	$1,284	$11,387
Stock-based compensation	$—	$—	$19,596	$19,596
Nine Months Ended September 30, 2014:
Net revenue	$1,856,629	$65,218	$—	$1,921,847
Operating income (loss)	$129,446	$10,617	$(75,474)	$64,589
Impairment and (gain) loss on dispositions, net	$638	$—	$—	$638
Depreciation and amortization	$244,698	$2,604	$3,461	$250,763
Restructuring charge	$29,747	$—	$7,328	$37,075
Stock-based compensation	$—	$—	$7,751	$7,751
Assets:
As of September 30, 2015	$5,749,115	$200,491	$624,559	$6,574,165
As of December 31, 2014	$6,323,944	$216,451	$138,561	$6,678,956

The following table summarizes our net product sales and services revenue from the professional diagnostics reporting segment by groups of similar products and services, along with license and royalty revenue, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cardiometabolic	$208,319	$208,248	$624,823	$631,452
Infectious disease	163,759	184,018	519,145	526,632
Toxicology	162,571	166,381	468,822	491,561
Other	45,349	65,183	147,512	190,986

Total professional diagnostics net product sales and services revenue	579,998	623,830	1,760,302	1,840,631
License and royalty revenue	3,299	4,182	13,691	15,998

Total professional diagnostics net revenue	$583,297	$628,012	$1,773,993	$1,856,629

(15) Related Party Transactions

(a) SPD Joint Venture

In May 2007, we completed the formation of SPD Swiss Precision Diagnostics GmbH, or SPD, our 50/50 joint venture with Procter & Gamble, or P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiometabolic, diabetes and oral care fields. We account for our 50% interest in the joint venture under the equity method of accounting.

We had a net receivable from SPD of $0.9 million as of September 30, 2015 and a net payable to SPD of $4.0 million as of December 31, 2014. Included in the $0.9 million receivable balance as of September 30, 2015 and the $4.0 million payable balance as of December 31, 2014 is approximately $1.5 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $9.1 million and $10.9 million as of September 30, 2015 and December 31, 2014, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture have been classified as other receivables within prepaid and other current assets on our consolidated balance sheets in the amount of $7.4 million and $9.6 million as of September 30, 2015 and December 31, 2014, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $17.3 million and $58.5 million during the three and nine months ended September 30, 2015, respectively, and $19.6 million and $60.8 million during the three and nine months ended September 30, 2014, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.2 million and $0.8 million during the three and nine months ended September 30, 2015, respectively, and $0.3 million and $1.0 million during the three and nine months ended September 30, 2014, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $10.0 million and $10.5 million of trade receivables which are included in accounts receivable on our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, and $37.6 million and $34.8 million of trade accounts payable which are included in accounts payable on our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	September 30, 2015	December 31, 2014
Accounts receivable, net of allowances	$10,049	$10,465
Prepaid expenses and other current assets	$7,404	$9,635
Deferred financing costs, net, and other non-current assets	$9,100	$10,875
Accounts payable	$37,608	$34,816

As previously disclosed, SPD is currently involved in civil litigation brought by a competitor in the United States with respect to the advertising of one of SPD’s products in the United States. During the three months ended September 30, 2015, SPD appealed the district court’s injunction with respect to sales and advertising of such product, which was based on a finding that SPD violated certain laws with respect to the advertising of such product. The appellate court has issued a stay of the injunction, pending the outcome of the appeal. A ruling on the appeal is expected in the near future. Given the status of this matter, the ultimate resolution of this matter is not known at this time, nor is the potential impact it may have on SPD or us, including whether such resolution of the litigation or any damages imposed by the court would have a material adverse impact on SPD and, ultimately, by virtue of our 50% interest in SPD, on our financial position or results of operations. In addition, consumers who have used SPD products might make claims or initiate additional litigation against SPD or us on similar grounds as those at issue in the litigation described above in this paragraph.

(b) Entrustment Loan Arrangement with SPD Shanghai

Our subsidiary Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD’s subsidiary SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23 million (approximately $3.7 million at September 30, 2015), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on our balance sheet and amounted to $3.7 million at September 30, 2015.

(16) Other Arrangements

In September 2014, we entered into a contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, to develop diagnostic countermeasures for pandemic influenza. Under the terms of the 3.5 year contract, BARDA will provide up to $12.9 million to us to support the development of a rapid, molecular, low-cost influenza diagnostic device with PCR-like performance at the point-of-care. The project is designed to help support future preparedness and medical response to an influenza pandemic. Funding from BARDA is subject to successful completion of various interim feasibility and development milestones as defined in the agreement. For the three and nine months ended September 30, 2015, we had incurred $0.8 million and $2.2 million, respectively, of qualified expenditures under the contract, for which we had received cash reimbursement from BARDA in the amount of $0.6 million and $1.6 million, respectively, and $0.6 million was recorded as a receivable as of that date. Reimbursements of qualified expenditures under this contract are recorded as a reduction of our related qualified research and development expenditures.

        In February 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of September 30, 2015, we had borrowed no amounts under the Gates Loan Agreement. As of September 30, 2015, we had received approximately $19.7 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. As of September 30, 2015, we had deferred grant funding of $0.3 million relating to our agreement with the Gates Foundation, which is classified within accrued expenses and other current liabilities on our consolidated balance sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three and nine months ended September 30, 2015, we incurred $0.3 million and $3.9 million, and for the three and nine months ended September 30, 2014, we incurred $2.5 million and $7.0 million, respectively, of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses.

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

During the nine months ended September 30, 2015, we revised the fair value estimates for the milestones related to the TwistDx, Inc. contingent consideration obligation to incorporate increased probabilities of success as a result of positive technological developments of related technology and regulatory approvals of certain related platforms. Accordingly, we recorded a charge associated with the resulting change in fair value of $16.2 million, which is included in general and administrative expense in our accompanying consolidated statement of operations.

During the nine months ended September 30, 2015, we revised the fair value estimates for certain of the milestones related to the Epocal contingent consideration obligation to reflect decreased probabilities of success and delayed cash inflows and clinical development timelines due to a strategic shift and re-allocation of research and development resources. As a result, we recorded a net reduction to expense during the nine months ended September 30, 2015 of $31.5 million, which is included in general and administrative expense in our accompanying consolidated statement of operations. Additionally, one milestone was achieved during the three months ended September 30, 2015, resulting in a cash payment of $10.0 million during the quarter.

Furthermore, during the nine months ended September 30, 2015, we recorded a reduction to expense of $24.5 million associated with a change in the fair value of our Ionian contingent consideration obligation to zero, which was included in the general and administrative expense in our accompanying consolidated statement of operations. The remaining product development milestones under the agreement were not achieved by the July 2015 deadline and, as such, the probability of making the related milestone payments was reduced to zero.

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of September 30, 2015		Remaining Earn-out Period as of September 30, 2015		Estimated Fair Value as of September 30, 2015	Estimated Fair Value as of December 31, 2014	Payments made during 2015
TwistDx, Inc.(1)	March 11, 2010	$35,600	$103,247		2015 – 2025	(5)	$51,900	$41,100	$5,377
Ionian Technologies, Inc. (2)	July 12, 2010	$24,500	$—		—		—	24,500	—
DiagnosisOne, Inc. (3)	July 31, 2012	$22,300	$—		—		—	21,000	6,000
Epocal(4)	February 1, 2013	$75,000	$55,500		2015 – 2018		5,700	47,200	10,000
Other	Various	$30,373	$—	(6)	2015 – 2016		5,991	5,871	551

							$63,591	$139,671	$21,928

(1)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets through 2025.

(2)	The earn-out period under the terms of the acquisition agreement expired July 12, 2015.
(3)	On March 25, 2015, the remaining earn-out was settled for $6.0 million, of which $4.5 million was paid on March 27, 2015 and $1.5 million was paid on April 3, 2015.
(4)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(5)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(6)	The maximum remaining earn-out potential for the other acquisitions is not determinable due to the nature of one of the earn-outs, which is tied to an unlimited revenue metric.

(b) Legal Proceedings

U.S. Securities and Exchange Commission Subpoena

On August 28, 2015, we received a subpoena from the U.S. Securities and Exchange Commission, or SEC, which indicated that it is conducting a formal investigation of Alere. The SEC’s subpoena relates to, among other things, (i) our previously filed restatement and revision to our financial statements, including the accounting for deferred taxes for discontinued operations, as well as our tax strategies and policies and (ii) our sales practices and dealings with third-parties (including distributors and foreign government officials) in Africa relating to sales to government entities.

We are unable to predict when this matter will be resolved or what further action, if any, SEC may take in connection with it.

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

Matters Related to Theft of Laptop

In September 2012, a password-protected laptop containing personally identifiable information of approximately 116,000 patients was stolen from an employee of Alere Home Monitoring, or AHM. On January 24, 2013, a class action complaint was filed in the U.S. District Court for the Northern District of California against AHM, asserting claims for damages and other relief under California state law, including under California’s Confidentiality of Medical Information Act, or CMIA, arising out of this theft. On October 7, 2014, the class action was dismissed with leave to amend the complaint. On October 28, 2014, an amended complaint was filed, and on November 17, 2014 AHM responded by filing another motion to dismiss. On February 23, 2015, AHM’s motion to dismiss was granted in part, but denied as to the plaintiffs’ amended CMIA claims. The parties have settled this litigation and, in connection with such settlement, we have paid a nominal amount to the plaintiffs.

Claims in the Ordinary Course and Other Matters

We are not a party to any other pending legal proceedings that we currently believe could have a material adverse impact on our business. However, on December 10, 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. We are cooperating with this investigation and are providing documents. Our subsidiary, Arriva Medical, LLC, or Arriva, is also in the process of responding to a Civil

Investigative Demand, or CID, from the United States Attorney for the Middle District of Tennessee in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The CID requests patient and billing records. We are cooperating with the investigation of the United States Attorney for the Middle District of Tennessee and are providing documents responsive to the CID. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on Alere or its subsidiaries. We have received, from time to time, additional subpoenas and requests for information from the Department of Justice, other federal government agencies and state attorney generals and we have, in each of these cases, cooperated with the applicable governmental entity in responding to the applicable subpoena or request for information.

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

Our businesses may also be subject at any time to other commercial disputes, product liability claims, personal injury claims, including claims arising from or relating to product recalls, negligence claims or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits or claims generally seek damages or reimbursement, sometimes in substantial amounts. There are possible unfavorable outcomes related to litigation or governmental investigations that could materially impact our business, results of operations, financial condition, the consolidated statements of operations and cash flows.

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

Recently Issued Standards

In August 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30)—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), or ASU 2015-15. ASU 2015-15 adds the authoritative guidance on presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements to ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03 discussed below. We are currently evaluating the impact of ASU 2015-15 on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, discussed below, for all entities by one year.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965)—I. Fully Benefit-Responsive Investment Contracts, II. Plan Investment Disclosures, and III. Measurement Date Practical Expedient, or ASU 2015-12. Part I of ASU 2015-12 designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II of ASU 2015-12 eliminates the requirement to disclose (a) individual investments that represent 5 percent or more of net assets available for benefits and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part I and Part II of ASU 2015-12 are effective on a retrospective basis for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of ASU 2015-12 on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires an entity to measure in-scope inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. A reporting entity should apply ASU 2015-11 prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of ASU 2015-11 on our consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. It requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements and, upon adoption, we will revise our current presentation of debt issuance costs on our consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers as a new Topic, Accounting Standards Codification Topic 606. ASU 2014-09 sets forth a new revenue recognition standard that provides for a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB finalized a one-year delay in the effective date of this standard, which will now be effective for us on January 1, 2018; however, early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

Recently Adopted Standards

None.

(19) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with Accounting Standards Codification, or ASC, 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $5.3 million and $9.5 million during the three and nine months ended September 30, 2015, respectively, and earnings of $5.9 million and $12.8 million during the three and nine months ended September 30, 2014, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods. During the nine months ended September 30, 2015, we received $12.1 million in cash from SPD as a return of capital.

(b) TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded losses of $0.3 million and earnings of $1.0 million during the three and nine months ended September 30, 2015, respectively, and earnings of $0.9 million and $1.6 million during the three and nine months ended September 30, 2014, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods. During the nine months ended September 30, 2015, we received $2.2 million in cash from TechLab as a return of capital.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Combined Condensed Results of Operations:	2015	2014	2015	2014
Net revenue	$56,303	$65,397	$157,319	$155,533

Gross profit	$43,538	$40,268	$111,368	$120,680

Net income after taxes	$15,735	$12,834	$26,831	$27,992

Combined Condensed Balance Sheet:	September 30, 2015	December 31, 2014
Current assets	$83,646	$90,546
Non-current assets	31,413	33,697

Total assets	$115,059	$124,243

Current liabilities	$32,352	$35,954
Non-current liabilities	5,487	5,884

Total liabilities	$37,839	$41,838

As of September 30, 2015, we continued to meet the held for sale criteria with respect to our 49% investment in TechLab. We intend to use all or a portion of the proceeds from any sale of this investment to repay a portion of our outstanding indebtedness. Accordingly, we have classified our investment in TechLab in assets held for sale – non-current in our consolidated balance sheet as of September 30, 2015.

(20) Impairment and (Gain) Loss on Dispositions, Net

In July 2015, we sold certain assets of our Inverness Medical Innovations Australia Pty Ltd business, which was part of our professional diagnostics reporting unit and business segment, for AUD 0.2 million (approximately $0.1 million as of the date of disposition) in cash proceeds and, as a result of this transaction, we recorded a loss of $1.2 million during the three and nine months ended September 30, 2015. We recorded additional charges of approximately $0.9 million in connection with certain other business closures or divestitures during the three and nine months ended September 30, 2015.

In May 2015, we sold our Alere Analytics business, which was part of our professional diagnostics reporting unit and business segment. Under the terms of the sale we received nominal consideration and agreed to contribute working capital of $2.7 million to Alere Analytics, of which $2.4 million was contributed in cash immediately prior to the closing of the sale and the remaining $0.3 million of which was deposited in escrow pending the performance by the buyers under certain contracts. As a result of this transaction we recorded a loss of $4.7 million during the nine months ended September 30, 2015. During the three months ended March 31, 2015, before identifying a buyer for Alere Analytics, our management decided to close the business, and in connection with this decision we recorded an impairment charge of $26.7 million during the nine months ended September 30, 2015, including the write-off of $26.2 million of acquisition-related intangible assets and $0.5 million of fixed assets.

In March 2015, we sold certain assets of our AdnaGen GmbH business, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in cash proceeds and, as a result of this transaction, we recorded a loss of $0.3 million during the nine months ended September 30, 2015.

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for €7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.5 million during the nine months ended September 30, 2015.

In December 2014, our management decided to close our Alere Connect, LLC subsidiary, which is part of our professional diagnostics reporting unit and business segment. During the nine months ended September 30, 2015, in connection with this decision, we recorded impairment charges of $1.1 million, consisting primarily of severance costs, inventory write-offs and other closure-related expenses.

In April 2014, we sold the Glucostabilizer business of Alere Informatics, Inc., which was part of our professional diagnostics reporting unit and business segment, to Medical Decision Network, LLC for $1.1 million in cash proceeds and a $1.5 million note receivable, which we fully reserved for based on our assessment of collectability. As a result of this transaction, we recorded a loss on disposition of $0.6 million during the nine months ended September 30, 2014.

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

(22) Provision (Benefit) for Income Taxes

The provision for income taxes decreased by $84.4 million to an $18.9 million benefit for the three months ended September 30, 2015 from a $65.5 million provision for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 and 2014 was 102.7% and (261.2)%, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss) and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss), as well as items that are accounted for discretely in the quarter. The change in the effective tax rate for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, is primarily a result of a discrete tax benefit, including correcting adjustments related to prior periods recorded during the three months ended September 30, 2015 with respect to a net tax benefit related to U.S. taxes on foreign earnings and a release of uncertain tax positions, as well as a discrete tax provision recorded during the three months ended September 30, 2014 related to the establishment of a valuation allowance against deferred tax assets associated with our U.S. foreign tax credit carryforwards.

The provision for income taxes decreased by $79.3 million to a $10.0 million benefit for the nine months ended September 30, 2015 from a $69.3 million provision for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 473.5% and (77.4)%, respectively. The change in the effective tax rate for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, is primarily a result of a discrete tax benefit, including correcting adjustments related to prior periods recorded during the nine months ended September 30, 2015 with respect to a net tax benefit related to U.S. taxes on foreign earnings and a release of uncertain tax positions, as well as a discrete tax provision recorded during the nine months ended September 30, 2014 related to the establishment of a valuation allowance against deferred tax assets associated with our U.S. foreign tax credit carryforwards.

(23) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 6.5% senior subordinated notes due 2020 and our 6.375% senior subordinated notes due 2023 are guaranteed, and before their redemption on October 1, 2015, our 8.625% senior subordinated notes due 2018 were guaranteed, by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of September 30, 2015 and December 31, 2014, the related statements of operations and comprehensive income (loss) for each of the three and nine months ended September 30, 2015 and 2014, respectively, and the statements of cash flows for the nine months ended September 30, 2015 and 2014, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$227,939	$309,871	$(67,406)	$470,404
Services revenue	—	115,829	12,512	—	128,341

Net product sales and services revenue	—	343,768	322,383	(67,406)	598,745
License and royalty revenue	—	3,246	4,648	(4,595)	3,299

Net revenue	—	347,014	327,031	(72,001)	602,044

Cost of net product sales	2,090	124,853	175,836	(56,724)	246,055
Cost of services revenue	74	81,549	6,951	(8,771)	79,803

Cost of net product sales and services revenue	2,164	206,402	182,787	(65,495)	325,858
Cost of license and royalty revenue	(19)	401	5,350	(4,595)	1,137

Cost of net revenue	2,145	206,803	188,137	(70,090)	326,995

Gross profit (loss)	(2,145)	140,211	138,894	(1,911)	275,049
Operating expenses:
Research and development	5,670	15,015	15,326	—	36,011
Sales and marketing	1,335	53,863	51,295	—	106,493
General and administrative	22,960	34,816	43,530	—	101,306
Impairment and (gain) loss on dispositions, net	150	85	1,839	—	2,074

Operating income (loss)	(32,260)	36,432	26,904	(1,911)	29,165
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,705)	(2,613)	(4,999)	6,984	(52,333)
Other income (expense), net	4,224	3,921	3,584	(6,984)	4,745

Income (loss) from continuing operations before provision (benefit) for income taxes	(79,741)	37,740	25,489	(1,911)	(18,423)
Provision (benefit) for income taxes	78,041	(33,431)	(63,534)	—	(18,924)

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(157,782)	71,171	89,023	(1,911)	501
Equity in earnings of subsidiaries, net of tax	163,647	—	—	(163,647)	—
Equity earnings (losses) of unconsolidated entities, net of tax	(364)	—	5,348	16	5,000

Net income	5,501	71,171	94,371	(165,542)	5,501
Less: Net loss attributable to non-controlling interests	—	—	(61)	—	(61)

Net income attributable to Alere Inc. and Subsidiaries	5,501	71,171	94,432	(165,542)	5,562
Preferred stock dividends	(5,367)	—	—	—	(5,367)

Net income (loss) available to common stockholders	$134	$71,171	$94,432	$(165,542)	$195

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$214,585	$353,817	$(60,777)	$507,625
Services revenue	—	122,045	15,358	—	137,403

Net product sales and services revenue	—	336,630	369,175	(60,777)	645,028
License and royalty revenue	—	2,993	3,663	(2,474)	4,182

Net revenue	—	339,623	372,838	(63,251)	649,210

Cost of net product sales	912	118,241	204,983	(52,886)	271,250
Cost of services revenue	71	74,441	8,448	(7,858)	75,102

Cost of net product sales and services revenue	983	192,682	213,431	(60,744)	346,352
Cost of license and royalty revenue	28	55	3,627	(2,474)	1,236

Cost of net revenue	1,011	192,737	217,058	(63,218)	347,588

Gross profit (loss)	(1,011)	146,886	155,780	(33)	301,622
Operating expenses:
Research and development	7,256	15,318	16,152	—	38,726
Sales and marketing	1,265	54,422	67,073	—	122,760
General and administrative	33,549	30,323	40,922	—	104,794

Operating income (loss)	(43,081)	46,823	31,633	(33)	35,342
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,589)	(4,420)	(4,512)	8,189	(52,332)
Other income (expense), net	4,706	4,835	(9,438)	(8,190)	(8,087)

Income (loss) from continuing operations before provision for income taxes	(89,964)	47,238	17,683	(34)	(25,077)
Provision for income taxes	42,727	13,657	9,140	(35)	65,489

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(132,691)	33,581	8,543	1	(90,566)
Equity in earnings of subsidiaries, net of tax	49,642	210	—	(49,852)	—
Equity earnings of unconsolidated entities, net of tax	560	—	5,779	(62)	6,277

Income (loss) from continuing operations	(82,489)	33,791	14,322	(49,913)	(84,289)
Income (loss) from discontinued operations, net of tax	(16,201)	(20,615)	22,415	—	(14,401)

Net income (loss)	(98,690)	13,176	36,737	(49,913)	(98,690)
Less: Net loss attributable to non-controlling interests	—	—	(306)	—	(306)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(98,690)	13,176	37,043	(49,913)	(98,384)
Preferred stock dividends	(5,367)	—	—	—	(5,367)

Net income (loss) available to common stockholders	$(104,057)	$13,176	$37,043	$(49,913)	$(103,751)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$657,751	$983,131	$(194,045)	$1,446,837
Services revenue	—	338,869	39,956	—	378,825

Net product sales and services revenue	—	996,620	1,023,087	(194,045)	1,825,662
License and royalty revenue	—	9,676	14,721	(10,706)	13,691

Net revenue	—	1,006,296	1,037,808	(204,751)	1,839,353

Cost of net product sales	2,923	358,983	550,081	(168,810)	743,177
Cost of services revenue	204	233,470	22,823	(24,360)	232,137

Cost of net product sales and services revenue	3,127	592,453	572,904	(193,170)	975,314
Cost of license and royalty revenue	(40)	1,619	13,558	(10,706)	4,431

Cost of net revenue	3,087	594,072	586,462	(203,876)	979,745

Gross profit (loss)	(3,087)	412,224	451,346	(875)	859,608
Operating expenses:
Research and development	11,213	43,927	36,085	—	91,225
Sales and marketing	4,165	159,191	159,400	—	322,756
General and administrative	67,873	123,874	63,063	—	254,810
Impairment and (gain) loss on dispositions, net	81,051	(8,719)	(29,924)	—	42,408

Operating income (loss)	(167,389)	93,951	222,722	(875)	148,409
Interest expense, including amortization of original issue discounts and deferred financing costs	(156,889)	(8,958)	(13,744)	21,333	(158,258)
Other income (expense), net	11,467	12,796	4,805	(21,333)	7,735

Income (loss) from continuing operations before provision (benefit) for income taxes	(312,811)	97,789	213,783	(875)	(2,114)
Provision (benefit) for income taxes	41,068	(20,334)	(31,051)	308	(10,009)

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(353,879)	118,123	244,834	(1,183)	7,895
Equity in earnings of subsidiaries, net of tax	369,200	—	—	(369,200)	—
Equity earnings of unconsolidated entities, net of tax	982	—	9,340	(2)	10,320

Income from continuing operations	16,303	118,123	254,174	(370,385)	18,215
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Net income	234,992	116,211	254,174	(370,385)	234,992
Less: Net income attributable to non-controlling interests	—	—	386	—	386

Net income attributable to Alere Inc. and Subsidiaries	234,992	116,211	253,788	(370,385)	234,606
Preferred stock dividends	(15,926)	—	—	—	(15,926)

Net income available to common stockholders	$219,066	$116,211	$253,788	$(370,385)	$218,680

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$623,208	$1,048,212	$(172,118)	$1,499,302
Services revenue	—	355,132	51,415	—	406,547

Net product sales and services revenue	—	978,340	1,099,627	(172,118)	1,905,849
License and royalty revenue	—	10,312	14,683	(8,997)	15,998

Net revenue	—	988,652	1,114,310	(181,115)	1,921,847

Cost of net product sales	2,291	348,701	591,778	(156,852)	785,918
Cost of services revenue	214	216,142	25,123	(20,123)	221,356

Cost of net product sales and services revenue	2,505	564,843	616,901	(176,975)	1,007,274
Cost of license and royalty revenue	28	194	12,675	(8,997)	3,900

Cost of net revenue	2,533	565,037	629,576	(185,972)	1,011,174

Gross profit (loss)	(2,533)	423,615	484,734	4,857	910,673
Operating expenses:
Research and development	20,034	45,753	49,068	—	114,855
Sales and marketing	6,329	175,536	209,740	—	391,605
General and administrative	78,257	112,850	147,879	—	338,986
Loss on disposition	—	638	—	—	638

Operating income (loss)	(107,153)	88,838	78,047	4,857	64,589
Interest expense, including amortization of original issue discounts and deferred financing costs	(154,232)	(14,933)	(13,646)	26,535	(156,276)
Other income (expense), net	11,823	15,867	1,068	(26,594)	2,164

Income (loss) from continuing operations before provision (benefit) for income taxes	(249,562)	89,772	65,469	4,798	(89,523)
Provision (benefit) for income taxes	(2,566)	42,896	27,319	1,624	69,273

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(246,996)	46,876	38,150	3,174	(158,796)
Equity in earnings of subsidiaries, net of tax	97,307	442	—	(97,749)	—
Equity earnings of unconsolidated entities, net of tax	1,387	—	12,516	(187)	13,716

Income (loss) from continuing operations	(148,302)	47,318	50,666	(94,762)	(145,080)
Income (loss) from discontinued operations, net of tax	(860)	(26,418)	23,196	—	(4,082)

Net income (loss)	(149,162)	20,900	73,862	(94,762)	(149,162)
Less: Net loss attributable to non-controlling interests	—	—	(136)	—	(136)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(149,162)	20,900	73,998	(94,762)	(149,026)
Preferred stock dividends	(15,926)	—	—	—	(15,926)

Net income (loss) available to common stockholders	$(165,088)	$20,900	$73,998	$(94,762)	$(164,952)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$5,501	$71,171	$94,371	$(165,542)	$5,501

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(748)	(570)	(87,314)	(180)	(88,812)
Minimum pension liability adjustment	—	—	419	—	419

Other comprehensive loss, before tax	(748)	(570)	(86,895)	(180)	(88,393)
Income tax benefit related to items of other comprehensive income	—	—	—	—	—

Other comprehensive loss, net of tax	(748)	(570)	(86,895)	(180)	(88,393)

Comprehensive income	4,753	70,601	7,476	(165,722)	(82,892)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(61)	—	(61)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$4,753	$70,601	$7,537	$(165,722)	$(82,831)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(98,690)	$13,176	$36,737	$(49,913)	$(98,690)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	(383)	(104)	(95,936)	(2)	(96,425)
Unrealized gains on hedging instruments	—	—	7	—	7
Minimum pension liability adjustment	—	—	481	—	481

Other comprehensive income, before tax	(383)	(104)	(95,448)	(2)	(95,937)
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income, net of tax	(383)	(104)	(95,448)	(2)	(95,937)

Comprehensive income (loss)	(99,073)	13,072	(58,711)	(49,915)	(194,627)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(306)	—	(306)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(99,073)	$13,072	$(58,405)	$(49,915)	$(194,321)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$234,992	$116,211	$254,174	$(370,385)	$234,992

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(1,208)	(453)	(120,587)	(180)	(122,428)
Minimum pension liability adjustment	—	—	(1,337)	—	(1,337)

Other comprehensive loss, before tax	(1,208)	(453)	(121,924)	(180)	(123,765)
Income tax benefit related to items of other comprehensive income (loss)	—	—	—	—	—

Other comprehensive loss, net of tax	(1,208)	(453)	(121,924)	(180)	(123,765)

Comprehensive income	233,784	115,758	132,250	(370,565)	111,227
Less: Comprehensive income attributable to non-controlling interests	—	—	386	—	386

Comprehensive income attributable to Alere Inc. and Subsidiaries	$233,784	$115,758	$131,864	$(370,565)	$110,841

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(149,162)	$20,900	$73,862	$(94,762)	$(149,162)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(137)	(178)	(69,633)	(2)	(69,950)
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	21	—	21
Minimum pension liability adjustment	—	—	468	—	468

Other comprehensive income (loss), before tax	(137)	(195)	(69,144)	(2)	(69,478)
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income (loss), net of tax	(137)	(195)	(69,144)	(2)	(69,478)

Comprehensive income (loss)	(149,299)	20,705	4,718	(94,764)	(218,640)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(136)	—	(136)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(149,299)	$20,705	$4,854	$(94,764)	$(218,504)

CONSOLIDATING BALANCE SHEET

September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$142,996	$7,649	$328,736	$—	$479,381
Restricted cash	426,170	—	4,651	—	430,821
Marketable securities	—	157	—	—	157
Accounts receivable, net of allowances	—	205,533	246,833	—	452,366
Inventories, net	—	194,697	190,143	(22,614)	362,226
Deferred tax assets	(39,530)	31,285	25,788	(2,119)	15,424
Prepaid expenses and other current assets	7,824	31,605	74,901	6,693	121,023
Assets held for sale — current	—	—	25,312	—	25,312
Intercompany receivables	642,439	762,656	81,594	(1,486,689)	—

Total current assets	1,179,899	1,233,582	977,958	(1,504,729)	1,886,710
Property, plant and equipment, net	31,011	229,347	185,403	(446)	445,315
Goodwill	—	1,824,191	1,018,730	—	2,842,921
Other intangible assets with indefinite lives	—	7,662	21,141	(59)	28,744
Finite-lived intangible assets, net	3,072	656,064	393,813	—	1,052,949
Restricted cash	—	—	44,148	—	44,148
Deferred financing costs, net and other
non-current assets	44,098	3,716	15,734	(269)	63,279
Investments in subsidiaries	3,439,664	179,542	59,431	(3,678,637)	—
Investments in unconsolidated entities	503	14,765	44,640	13,974	73,882
Deferred tax assets	—	—	7,632	—	7,632
Non-current income tax receivable	2,537	—	—	—	2,537
Assets held for sale — non-current	13,013	—	113,035	—	126,048
Intercompany notes receivables	2,030,141	676,485	4,967	(2,711,593)	—

Total assets	$6,743,938	$4,825,354	$2,886,632	$(7,881,759)	$6,574,165

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$601,712	$—	$2,380	$—	$604,092
Current portion of capital lease obligations	—	1,404	2,101	—	3,505
Accounts payable	14,000	87,659	92,587	—	194,246
Accrued expenses and other current liabilities	(394,578)	612,572	95,013	2,329	315,336
Liabilities related to assets held for sale — current	—	—	8,836	—	8,836
Intercompany payables	1,042,991	263,528	180,170	(1,486,689)	—

Total current liabilities	1,264,125	965,163	381,087	(1,484,360)	1,126,015

Long-term liabilities:
Long-term debt, net of current portion	2,940,664	—	46,994	—	2,987,658
Capital lease obligations, net of current portion	—	2,001	4,269	—	6,270
Deferred tax liabilities	(70,862)	214,277	63,954	82	207,451
Other long-term liabilities	37,984	62,242	35,243	(269)	135,200
Liabilities related to assets held for sale — non-current	—	—	9,603	—	9,603
Intercompany notes payables	474,591	1,189,716	1,047,286	(2,711,593)	—

Total long-term liabilities	3,382,377	1,468,236	1,207,349	(2,711,780)	3,346,182

Total stockholders’ equity	2,097,436	2,391,955	1,293,664	(3,685,619)	2,097,436
Non-controlling interests	—	—	4,532	—	4,532

Total equity	2,097,436	2,391,955	1,298,196	(3,685,619)	2,101,968

Total liabilities and equity	$6,743,938	$4,825,354	$2,886,632	$(7,881,759)	$6,574,165

CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,149	$69,154	$307,158	$—	$378,461
Restricted cash	5,012	—	32,559	—	37,571
Marketable securities	—	259	—	—	259
Accounts receivable, net of allowances	—	192,775	273,331	—	466,106
Inventories, net	—	191,323	195,606	(21,764)	365,165
Deferred tax assets	36,347	44,961	31,265	—	112,573
Prepaid expenses and other current assets	9,800	31,410	88,695	2,508	132,413
Assets held for sale – current	1,361	284,369	29,785	—	315,515
Intercompany receivables	404,990	888,688	55,923	(1,349,601)	—

Total current assets	459,659	1,702,939	1,014,322	(1,368,857)	1,808,063
Property, plant and equipment, net	30,547	218,613	204,188	222	453,570
Goodwill	—	1,795,663	1,131,003	—	2,926,666
Other intangible assets with indefinite lives	—	9,287	34,422	(58)	43,651
Finite-lived intangible assets, net	6,104	742,760	527,580	—	1,276,444
Deferred financing costs, net and other non-current assets	40,992	5,334	21,541	(35)	67,832
Investments in subsidiaries	3,740,004	179,315	58,067	(3,977,386)	—
Investments in unconsolidated entities	13,987	14,765	49,608	13,333	91,693
Deferred tax assets	—	—	8,569	—	8,569
Non-current income tax receivable	2,468	—	—	—	2,468
Intercompany notes receivables	2,028,701	649,444	46,676	(2,724,821)	—

Total assets	$6,322,462	$5,318,120	$3,095,976	$(8,057,602)	$6,678,956

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$61,700	$2	$27,173	$—	$88,875
Current portion of capital lease obligations	—	1,045	3,196	—	4,241
Accounts payable	21,402	81,741	110,449	—	213,592
Accrued expenses and other current liabilities	(536,286)	663,221	248,604	(45)	375,494
Liabilities related to assets held for sale – current	1,094	77,749	—	—	78,843
Intercompany payables	902,576	198,788	248,237	(1,349,601)	—

Total current liabilities	450,486	1,022,546	637,659	(1,349,646)	761,045

Long-term liabilities:
Long-term debt, net of current portion	3,615,759	—	5,626	—	3,621,385
Capital lease obligations, net of current portion	—	4,097	6,463	—	10,560
Deferred tax liabilities	(107,844)	252,944	69,457	82	214,639
Other long-term liabilities	42,762	46,865	71,988	(33)	161,582
Intercompany notes payables	415,700	1,276,245	1,032,876	(2,724,821)	—

Total long-term liabilities	3,966,377	1,580,151	1,186,410	(2,724,772)	4,008,166

Total stockholders’ equity	1,905,599	2,715,423	1,267,761	(3,983,184)	1,905,599
Non-controlling interests	—	—	4,146	—	4,146

Total equity	1,905,599	2,715,423	1,271,907	(3,983,184)	1,909,745

Total liabilities and equity	$6,322,462	$5,318,120	$3,095,976	$(8,057,602)	$6,678,956

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$234,992	$116,211	$254,174	$(370,385)	$234,992
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Income from continuing operations	16,303	118,123	254,174	(370,385)	18,215
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(369,200)	—	—	369,200	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,542	19	66	—	10,627
Depreciation and amortization	7,891	128,363	97,250	7	233,511
Non-cash stock-based compensation expense	10,600	4,251	4,745	—	19,596
Impairment of inventory	—	133	68	—	201
Impairment of long-lived assets	—	64	314	—	378
Loss on sale of fixed assets	—	2,768	505	—	3,273
Equity earnings of unconsolidated entities, net of tax	(982)	—	(9,340)	2	(10,320)
Deferred income taxes	(8,686)	(30,699)	(7,794)	439	(46,740)
Loss related to impairment and net (gain) loss on dispositions	81,051	(8,804)	(29,924)	—	42,323
Loss on extinguishment of debt	3,480	—	—	—	3,480
Other non-cash items	(376)	(1,054)	(3,358)	3	(4,785)
Non-cash change in fair value of contingent purchase price consideration	(33,667)	16,616	(34,860)	—	(51,911)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(11,370)	101	—	(11,269)
Inventories, net	—	(31,079)	(27,909)	207	(58,781)
Prepaid expenses and other current assets	3,098	(28,016)	4,917	5,048	(14,953)
Accounts payable	(7,435)	777	(9,342)	—	(16,000)
Accrued expenses and other current liabilities	111,628	33,995	(103,572)	(6,859)	35,192
Other non-current liabilities	(16,364)	740	5,389	1,445	(8,790)
Cash paid for contingent purchase price consideration	(6,302)	—	(13)	—	(6,315)
Intercompany payable (receivable)	334,642	(246,828)	(87,992)	178	—

Net cash provided by (used in) continuing operations	136,223	(52,001)	53,425	(715)	136,932
Net cash provided by discontinued operations	—	318	—	—	318

Net cash provided by (used in) operating activities	136,223	(51,683)	53,425	(715)	137,250

Cash Flows from Investing Activities:
Increase in restricted cash	(421,157)	—	(17,608)	—	(438,765)
Purchases of property, plant and equipment	(7,514)	(25,915)	(36,093)	1,575	(67,947)
Proceeds from sale of property, plant and equipment	—	846	1,554	(914)	1,486
Cash received from (used in) disposition, net of cash divested	593,066	(8,722)	2,281	—	586,625
Cash paid for business acquisitions, net of cash acquired	(60,135)	—	—	—	(60,135)
Cash received from sales of (paid for purchase of) marketable securities	—	103	(4)	—	99
Cash received from equity method investments	2,205	—	12,092	—	14,297
(Increase) decrease in other assets	368	497	(219)	235	881

Net cash provided by (used in) continuing operations	106,833	(33,191)	(37,997)	896	36,541
Net cash used in discontinued operations	—	(209)	—	—	(209)

Net cash provided by (used in) investing activities	106,833	(33,400)	(37,997)	896	36,332

Cash Flows from Financing Activities:
Cash paid for financing costs	(15,836)	—	(217)	—	(16,053)
Cash paid for contingent purchase price consideration	(13,640)	—	(439)	—	(14,079)
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Proceeds from issuance of common stock, net of issuance costs	76,457	—	—	—	76,457
Proceeds from issuance of long-term debt	2,119,125	—	42,897	—	2,162,022
Payments on short-term debt	—	—	(25,584)	—	(25,584)
Payments on long-term debt	(2,128,625)	—	(540)	—	(2,129,165)
Net proceeds (payments) under revolving credit facilities	(127,000)	—	397	—	(126,603)
Excess tax benefits on exercised stock options	3,264	2,531	307	—	6,102
Principal payments on capital lease obligations	—	(1,876)	(2,463)	—	(4,339)

Net cash provided by (used in) continuing operations	(102,225)	655	14,358	—	(87,212)
Net cash used in discontinued operations	—	(76)	—	—	(76)

Net cash provided by (used in) financing activities	(102,225)	579	14,358	—	(87,288)

Foreign exchange effect on cash and cash equivalents	16	(301)	(8,208)	(181)	(8,674)

Net increase (decrease) in cash and cash equivalents	140,847	(84,805)	21,578	—	77,620
Cash and cash equivalents, beginning of period — continuing operations	2,149	69,154	307,158	—	378,461
Cash and cash equivalents, beginning of period — discontinued operations	—	23,300	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$142,996	$7,649	$328,736	$—	$479,381

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(149,162)	$20,900	$73,862	$(94,762)	$(149,162)
Income (loss) from discontinued operations, net of tax	(860)	(26,418)	23,196	—	(4,082)

Income (loss) from continuing operations	(148,302)	47,318	50,666	(94,762)	(145,080)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(97,307)	(442)	—	97,749	—
Tax benefit related to discontinued operations..	—	9,594	—	—	9,594
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	11,575	32	217	—	11,824
Depreciation and amortization	4,417	132,134	114,218	(6)	250,763
Non-cash stock-based compensation expense	1,629	3,463	2,659	—	7,751
Impairment of inventory	—	—	1,536	—	1,536
Impairment of long-lived assets	1,573	(446)	5,739	—	6,866
Loss on sale of fixed assets	—	4,078	601	—	4,679
Equity earnings of unconsolidated entities, net of tax	(1,387)	—	(12,516)	187	(13,716)
Deferred income taxes	28,030	(12,863)	(7,320)	1,710	9,557
Net loss on dispositions	—	638	—	—	638
Other non-cash items	(988)	2,845	1,826	—	3,683
Non-cash change in fair value of contingent purchase price consideration	3,326	9,903	3,813	—	17,042
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(10,136)	22,779	—	12,643
Inventories, net	—	(22,521)	(3,495)	(4,430)	(30,446)
Prepaid expenses and other current assets	503,712	(444,782)	(65,138)	(2,438)	(8,646)
Accounts payable	2,637	25,738	10,312	—	38,687
Accrued expenses and other current liabilities	(535,345)	482,572	46,020	(1,748)	(8,501)
Other non-current liabilities	23,922	2,392	2,806	4,101	33,221
Cash paid for contingent purchase price consideration	(20,966)	—	(112)	—	(21,078)
Intercompany payable (receivable)	277,206	(197,561)	(79,645)	—	—

Net cash provided by continuing operations	53,732	31,956	94,966	363	181,017
Net cash provided by discontinued operations	7,881	26,474	62	—	34,417

Net cash provided by operating activities	61,613	58,430	95,028	363	215,434

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	135	(100)	(3,262)	—	(3,227)
Purchases of property, plant and equipment	(16,611)	(29,141)	(29,805)	2,522	(73,035)
Proceeds from sale of property, plant and equipment	268	778	2,853	(2,755)	1,144
Cash received from disposition, net of cash divested	—	1,081	4,373	—	5,454
Cash paid for business acquisitions, net of cash acquired	(75)	—	—	—	(75)
Cash received from sales of marketable securities	—	43	4	—	47
Cash received from (paid for) investments	477	(278)	(1)	—	198
Proceeds from sale of equity investment	—	—	9,526	—	9,526
(Increase) decrease in other assets	(104)	140	931	57	1,024

Net cash used in continuing operations	(15,910)	(27,477)	(15,381)	(176)	(58,944)
Net cash used in discontinued operations	—	(8,853)	—	—	(8,853)

Net cash used in investing activities	(15,910)	(36,330)	(15,381)	(176)	(67,797)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5)	—	—	—	(5)
Cash paid for contingent purchase price consideration	(23,285)	—	(323)	—	(23,608)
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Proceeds from issuance of common stock, net of issuance costs	35,593	—	—	—	35,593
Proceeds from issuance of short-term debt	—	—	806	—	806
Proceeds from issuance of long-term debt	—	—	41	—	41
Payments on long-term debt	(45,000)	(223)	(2,079)	—	(47,302)
Net proceeds under revolving credit facilities	—	—	498	—	498
Excess tax benefits on exercised stock options	65	282	68	—	415
Principal payments on capital lease obligations	—	(2,246)	(2,393)	—	(4,639)

Net cash used in continuing operations	(48,602)	(2,187)	(3,382)	—	(54,171)
Net cash used in discontinued operations	(579)	(496)	—	—	(1,075)

Net cash used in financing activities	(49,181)	(2,683)	(3,382)	—	(55,246)

Foreign exchange effect on cash and cash equivalents	146	(179)	(9,225)	(187)	(9,445)

Net increase (decrease) in cash and cash equivalents	(3,332)	19,238	67,040	—	82,946
Cash and cash equivalents, beginning of period-continuing operations	14,801	78,976	261,654	—	355,431
Cash and cash equivalents, beginning of period-discontinued operations	—	6,476	1	—	6,477

Cash and cash equivalents, end of period	11,469	104,690	328,695	—	444,854
Less: Cash and cash equivalents of discontinued operations, end of period..	—	13,502	1	—	13,503

Cash and cash equivalents of continuing operations at end of period	$11,469	$91,188	$328,694	$—	$431,351

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

Sale of BBI

On July 2, 2015, we entered into an agreement to sell our BBI business, which is included in our professional diagnostics segment, to Exponent Private Equity LLP, a U.K.-based private equity firm, for a total purchase price of approximately $164.3 million in cash, based on foreign exchange rates on that date, including up to $46.6 million in contingent cash consideration. The final purchase price is subject to a working capital adjustment. BBI Group provides products and services for the diagnostic, healthcare, research, defense and food industries globally.

The closing of the BBI sale is subject to the satisfaction of certain closing conditions. The closing of the transaction is anticipated to occur during the fourth quarter of 2015. We expect to use the majority of the proceeds from the sale to pay down existing indebtedness.

The following assets and liabilities associated with our BBI business have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, on our consolidated balance sheet as of September 30, 2015 (in thousands):

September 30, 2015
Assets
Accounts receivable, net of allowances of $2,362 at September 30, 2015	$10,197
Inventories, net	11,011
Deferred tax assets — current	137
Prepaid expenses and other current assets	3,967

Assets held for sale — current	25,312

Property, plant and equipment, net	10,123
Goodwill	60,145
Finite-lived intangible assets, net	40,344
Other non-current assets	2,423

Assets held for sale — non-current	$113,035

Liabilities
Current portion of capital lease obligations	$6
Accounts payable	3,584
Accrued expenses and other current liabilities	5,246

Liabilities related to assets held for sale — current	8,836

Capital lease obligations, net of current portion	10
Deferred tax liabilities — non-current	8,497
Other long-term liabilities	1,096

Liabilities related to assets held for sale — non-current	$9,603

Sale of TechLab Equity Method Investment

As of September 30, 2015, we continued to meet the held for sale criteria with respect to our 49% investment in TechLab. We intend to use all or a portion of the proceeds from any sale of this investment to repay a portion of our outstanding indebtedness. Accordingly, we have classified our investment in TechLab, with a value of approximately $13.0 million, in assets held for sale – non-current in our consolidated balance sheet as of September 30, 2015. See Note 19 (b).

(25) Impairment of Acquired In-process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that we acquired as part of business combinations and that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. We utilize a discounted probable future cash flow model on a project-by-project basis to value acquired IPR&D. Significant assumptions used in the model include the period in which material net cash inflows from significant projects are expected to commence, anticipated material changes from historical pricing, margins and expense levels and an appropriate risk adjusted discount rate applied to the project’s cash flows.

During the three months ended September 30, 2015, we performed our annual impairment test of our IPR&D assets, and in certain cases found them to be impaired, due to a combination of suspending certain projects to allow for resource allocation to other projects considered more strategic and delays in completing other projects, which resulted in a decrease in estimated future revenues expected to be achieved upon completion. During the three months ended September 30, 2015, we recorded impairment charges totaling $7.4 million to reduce the carrying values of these assets to zero, which was the estimated fair value of each such asset.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the anticipated expansion and growth in certain of our product and service offerings, the timing and cost impact of restructuring plans (and specific actions to be taken with respect to restructuring plans), future restructuring plans, the impact of our research and development activities, potential new product and technology achievements, global demand for accurate, easy to use and cost-effective near-patient tests, expected outcomes and impacts with respect to contingent consideration obligations, expected impact of recent accounting pronouncements, expected impact and outcome of certain investigations and litigation matters, potential future litigation brought against us, expected timing of certain divestitures and the use of proceeds received (if any), expected declines in future royalty revenue resulting from the expiration in 2015 of certain patents related to our lateral flow technology, expectations regarding our ability to use cash and operating cash flow to fund our working capital needs, expected improvements in our working capital position, expected ability to grow the business through new product and service offerings, expected future action with respect to indebtedness (including potentially refinancing existing indebtedness), future plans with respect to cash held in foreign jurisdictions, future uses of cash resources, expected improvements in our future operating margins, and the expected use of amounts available under our secured credit facility. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Divestiture of Health Management Business and Change in Reporting Segments

In January 2015, we sold our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, which we refer to collectively as our health management business. As a result of the sale of our health management business, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics, and corporate and other. The information below for the three and nine months ended September 30, 2014 has been retroactively adjusted to reflect this change in reporting segments.

Recent Developments During and After the Third Quarter of 2015

Redemption of 8.625% Senior Subordinated Notes

On October 1, 2015, we redeemed the entire $400.0 million principal amount of our 8.625% senior subordinated notes pursuant to a notice of optional redemption that we issued to the holders thereof on June 24, 2015. The redemption price was equal to 102.156% of the principal amount of such notes plus accrued and unpaid interest from April 1, 2015 to (but excluding) October 1, 2015. The redemption was funded with $425.9 million of cash that was held in an irrevocable trust by the trustee for such notes, which is classified as restricted cash on our consolidated balance sheet as of September 30, 2015. Upon settlement of the redemption on October 1, 2015, we satisfied and discharged all of our obligations with respect to such notes.

Pending Sale of BBI

On July 2, 2015, we executed an agreement to sell our BBI business. The BBI business provides products and services for the diagnostic, healthcare, research, defense and food industries. The total purchase price for the business is approximately $164.3 million in cash, based on foreign exchange rates in effect on July 2, 2015, including up to $46.6 million in contingent cash consideration. The final purchase price is subject to a working capital adjustment. The sale transaction has not closed and is subject to the satisfaction of certain closing conditions.

Acquisition of US Diagnostics, Inc.

On July 10, 2015, we acquired substantially all of the assets of US Diagnostics, Inc., or USD, for $60.1 million in cash. USD is a provider of drug testing devices, and the results of the operations of these assets are included in our professional diagnostics reporting unit and business segment from the date of the acquisition.

Recent Product Approvals

In July 2015, the U.S. Food and Drug Administration, or FDA, granted a CLIA waiver for the Alere™ i Strep A test. The test, which was cleared for marketing by the FDA in April 2015, is the first molecular platform that detects Group A Streptococcus (GAS) bacteria in 8 minutes or less.

Financial Highlights

•	Net revenue decreased by $47.2 million, or 7%, to $602.0 million for the three months ended September 30, 2015 from $649.2 million for the three months ended September 30, 2014. Net revenue decreased by $82.5 million, or 4%, to $1.84 billion for the nine months ended September 30, 2015 from $1.92 billion for the nine months ended September 30, 2014.

•	Gross profit decreased by $26.6 million, or 9%, to $275.0 million for the three months ended September 30, 2015 from $301.6 million for the three months ended September 30, 2014. Gross profit decreased by $51.1 million, or 6%, to $859.6 million for the nine months ended September 30, 2015 from $910.7 million for the nine months ended September 30, 2014.

•	For the three months ended September 30, 2015, we generated net income available to common stockholders of $0.2 million, or $0.00 per basic and diluted common share, compared to a net loss available to common stockholders of $103.8 million, or $1.25 per basic and diluted common share, for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we generated net income available to common stockholders of $218.7 million, or $2.57 per basic and $2.53 per diluted common share, compared to a net loss available to common stockholders of $165.0 million, or $1.99 per basic and diluted common share, for the nine months ended September 30, 2014. The net income generated in the nine months ended September 30, 2015 was largely attributable to a $363.3 million pre-tax gain ($216.8 million, net of tax) on the sale of our health management business.

•	For the three months ended September 30, 2015, income from continuing operations available to common stockholders was $0.2 million, or $0.00 per basic and diluted common share, compared to a loss from continuing operations available to common stockholders of $89.4 million, or $1.08 per basic and diluted common share, for the three months ended September 30, 2014. For the nine months ended September 30, 2015, income from continuing operations available to common stockholders was $1.9 million, or $0.02 per basic and diluted common share, compared to a loss from continuing operations available to common stockholders of $160.9 million, or $1.94 per basic and diluted common share, for the nine months ended September 30, 2014.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $46.3 million, or 7%, to $598.7 million for the three months ended September 30, 2015, from $645.0 million for the three months ended September 30, 2014. Excluding the impact of currency translation, net product sales and services revenue for the three months ended September 30, 2015 decreased by $13.3 million, or 2%, compared to the three months ended September 30, 2014. Total net product sales and services revenue decreased by $80.2 million, or 4%, to $1.83 billion for the nine months ended September 30, 2015, from $1.91 billion for the nine months ended September 30, 2014. Excluding the impact of currency translation, net product sales and services revenue for the nine months ended September 30, 2015 increased by $13.6 million, or 1%, compared to the nine months ended September 30, 2014. Net product sales and services revenue by business segment for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Professional diagnostics	$579,998	$623,830	(7)%	$1,760,302	$1,840,631	(4)%
Consumer diagnostics	18,747	21,198	(12)%	65,360	65,218	—%

Net product sales and services revenue	$598,745	$645,028	(7)%	$1,825,662	$1,905,849	(4)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Cardiometabolic	$208,319	$208,248	—%	$624,823	$631,452	(1)%
Infectious disease	163,759	184,018	(11)%	519,145	526,632	(1)%
Toxicology	162,571	166,381	(2)%	468,822	491,561	(5)%
Other	45,349	65,183	(30)%	147,512	190,986	(23)%

Professional diagnostics net product sales and services revenue	$579,998	$623,830	(7)%	$1,760,302	$1,840,631	(4)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $43.8 million, or 7%, to $580.0 million for the three months ended September 30, 2015 from $623.8 million for the three months ended September 30, 2014. Excluding the impacts of currency translation, acquisitions and dispositions, net product sales and services revenue from our professional diagnostics business segment decreased by $7.4 million, or 1%, comparing the three months ended September 30, 2015 to the three months ended September 30, 2014. We experienced revenue decreases principally in international markets, where revenue decreased $39.5 million, or 14%, to $243.7 million during the three months ended September 30, 2015 from $283.2 million in the comparable period in 2014. Lower sales in international markets were driven primarily by a $9.6 million decrease in sales of infectious disease products, an $8.8 million decrease in revenues in Africa, primarily due to reductions in government tenders, a decrease in non-core third-party product sales of $7.0 million, principally in Europe and Asia, a $5.9 million decrease in revenue as a result of the dispositions of our Bionote business in 2014 and our AdnaGen and DGP businesses in 2015, and a $3.1 million decrease in sales related to our BBI business. Further, U.S. revenues declined by $4.3 million, or 1%, to $336.3 million for the three months ended September 30, 2015 from $340.6 million for the three months ended September 30, 2014. Revenues in the U.S. decreased primarily due to a $12.6 million decrease in toxicology pain management sales and a $1.2 million decrease as a result of our divestitures of Alere Analytics and Bionote, partially offset by a $10.7 million increase in toxicology revenues other than pain management revenues, including a $5.0 million increase related to revenue associated with our acquisition of USD during the three months ended September 30, 2015.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue increased by $0.1 million to $208.3 million for the three months ended September 30, 2015 from $208.2 million for the same period in 2014, primarily as a result of a $10.2 million increase in global sales of triage products and a $3.5 million increase in patient self-testing revenue, offset by a $12.7 million decrease in global sales of INRatio and cholesterol products. Infectious disease net product sales and services revenue decreased by $20.3 million, or 11%, to $163.8 million for the three months ended September 30, 2015 from $184.0 million for the three months ended September 30, 2014. The decrease was principally due to an $8.6 million decrease primarily in CD4 and malaria sales in Africa and a $7.3 million decrease in non-flu respiratory sales during the three months ended September 30, 2015. Toxicology net product sales and services revenue decreased by $3.8 million, or 2%, to $162.6 million for the three months ended September 30, 2015 from $166.4 million for the comparable period in 2014, primarily as a result of a $12.6 million decrease in pain management revenues due to continued pricing pressure and customer insourcing, partially offset by $5.0 million of revenues associated with our acquisition of USD and a $3.9 million increase in employer services.

Net product sales and services revenue from our professional diagnostics business segment decreased by $80.3 million, or 4%, to $1.76 billion for the nine months ended September 30, 2015 from $1.84 billion for the nine months ended September 30, 2014. Excluding the impacts of currency translation, acquisitions and dispositions, net product sales and services revenue from our professional diagnostics business segment increased by $26.1 million, or 1%, comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014. We experienced revenue decreases principally in international markets, where revenue decreased $88.9 million, or 10%, to $778.4 million during the nine months ended September 30, 2015 from $867.3 million in the comparable period in 2014. Lower sales in international markets were driven primarily by an $18.4 million decrease in non-core third-party product sales, principally in Europe, Asia and Latin America, a $16.8 million decrease in sales of infectious disease products, a $14.6 million decrease in revenue as a result of the dispositions of our Bionote business in 2014 and our AdnaGen and DGP businesses in 2015, a $10.8 million decrease in revenues in Africa primarily due to reductions in government tenders, an $8.5 million decrease in cardiometabolic sales, a $7.6 million decrease in sales related to our BBI business and a $7.5 million decrease in toxicology sales. U.S. revenues increased by $8.6 million, or 1%, to $981.9 million in the nine months ended September 30, 2015 from $973.3 million in the nine months ended September 30, 2014. Revenues in the U.S. increased primarily due to a $23.1 million increase in toxicology revenues other than pain management revenues, including a $5.0 million increase related to revenue associated with our acquisition of USD, a $20.7 million increase in infectious disease product revenue and a $2.8 million increase in cardiometabolic revenues, partially offset by a $38.3 million decrease in pain management revenues due to continued pricing pressure and customer insourcing and a $2.3 million decrease as a result of our divestitures of Alere Analytics and Bionote during the nine months ended September 30, 2015.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $6.7 million, or 1%, to $624.8 million for the nine months ended September 30, 2015 from $631.5 million for the same period in 2014, primarily as a result of a $25.7 million decrease in global sales of INRatio and cholesterol products, partially offset by a $10.5 million increase in patient self-testing revenues, an $8.3 million increase in our U.S. mail order diabetes business and a $3.6 million increase in Triage sales. Infectious disease net product sales and services revenue decreased by $7.5 million, or 1%, to $519.1 million for the nine months ended September 30, 2015 from $526.6 million for the nine months ended September 30, 2014. The decrease was principally due to an $11.5 million decrease primarily in CD4 and malaria sales in Africa, which was partially offset by a $7.2 million increase in global respiratory sales. Toxicology net product sales and services revenue decreased by $22.8 million, or 5%, to $468.8 million for the nine months ended September 30, 2015 from $491.6 million for the comparable period in 2014, primarily as a result of $38.3 million decrease in pain management revenues due to continued pricing pressure and customer insourcing, partially offset by a $12.9 million increase in employer services from our eScreen business and $5.0 million of revenues associated with our acquisition of USD.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment decreased by $2.5 million, or 12%, to $18.7 million for the three months ended September 30, 2015 from $21.2 million for the three months ended September 30, 2014. The decrease in revenue resulted primarily from a decrease in our contract manufacturing revenue associated with SPD as a result of a product recall by SPD, such product has resumed shipping.

Net product sales and services revenue from our consumer diagnostics business segment increased by $0.2 million, or 0%, to $65.4 million for the nine months ended September 30, 2015 from $65.2 million for the nine months ended September 30, 2014. The increase in revenue resulted primarily from an increase in our manufacturing revenue associated with SPD.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by $0.9 million, or 21%, to $3.3 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014. The decrease in royalty revenue for the three months ended September 30, 2015, compared to the comparable period in 2014, is primarily a result of lower royalties earned under existing licensing agreements. We expect our future royalty revenue to decline as certain patents related to our lateral flow technology expired in 2015.

License and royalty revenue decreased by $2.3 million, or 14%, to $13.7 million for the nine months ended September 30, 2015 from $16.0 million for the nine months ended September 30, 2014. The decrease in royalty revenue for the nine months ended September 30, 2015, compared to the comparable period in 2014, is primarily a result of lower royalties earned under existing licensing agreements.

Gross Profit and Margin Percentage. Gross profit decreased by $26.6 million, or 9%, to $275.0 million for the three months ended September 30, 2015 from $301.6 million for the three months ended September 30, 2014. The decrease in gross profit during the three months ended September 30, 2015, compared to the comparable period in 2014, was largely attributed to the decrease in net product sales and services revenue principally resulting from lower revenues from higher margin INRatio sales and lower pain management toxicology revenues, and an unfavorable product mix in international markets. In addition, the decrease in net product sales and services revenue caused a decrease in gross profit as the fixed costs were spread over a lower volume of net product sales.

Gross profit decreased by $51.1 million, or 6%, to $859.6 million for the nine months ended September 30, 2015 from $910.7 million for the nine months ended September 30, 2014. The decrease in gross profit during the nine months ended September 30, 2015, compared to the comparable period in 2014, was largely attributed to the decrease in net product sales and services revenue principally resulting from lower revenues from higher margin INRatio sales and lower pain management revenues, and an unfavorable product mix in international markets. In addition, the decrease in net product sales and services revenue caused a decrease in gross profit as the fixed costs were spread over a lower volume of net product sales.

Cost of net revenue included amortization expense of $16.1 million and $15.7 million for the three months ended September 30, 2015 and 2014, respectively. Reducing gross profit for the three months ended September 30, 2015 and 2014 was $0.5 million and $5.7 million, respectively, in restructuring charges.

Cost of net revenue included amortization expense of $43.4 million and $47.2 million for the nine months ended September 30, 2015 and 2014, respectively. Reducing gross profit for the nine months ended September 30, 2015 and 2014 was $2.9 million and $6.7 million, respectively, in restructuring charges.

Overall gross margin for the three and nine months ended September 30, 2015 was 46% and 47%, respectively, as compared to 46% and 47%, respectively, for the three and nine months ended September 30, 2014.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $25.8 million, or 9%, to $272.9 million for the three months ended September 30, 2015, from $298.7 million for the three months ended September 30, 2014. Gross profit from net product sales and services revenue decreased by $48.2 million, or 5%, to $850.3 million for the nine months ended September 30, 2015, from $898.6 million for the nine months ended September 30, 2014. Gross profit from net product sales and services revenue by business segment for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Professional diagnostics	$271,022	$295,768	(8)%	$843,842	$890,897	(5)%
Consumer diagnostics	1,865	2,908	(36)%	6,506	7,678	(15)%

Gross profit from net product sales and services revenue	$272,887	$298,676	(9)%	$850,348	$898,575	(5)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $24.7 million, or 8%, to $271.0 million for the three months ended September 30, 2015 compared to $295.8 million for the three months ended September 30, 2014. The lower gross profit for the three months ended September 30, 2015 principally reflects lower revenues from INRatio sales, lower pain management toxicology revenues, and decreased international revenue, as discussed above, as compared to the three months ended September 30, 2014. Reducing gross profit during the three months ended September 30, 2015 and 2014 was $0.5 million and $5.7 million, respectively, in restructuring charges.

Gross profit from our professional diagnostics net product sales and services revenue decreased by $47.1 million, or 5%, to $843.8 million for the nine months ended September 30, 2015 compared to $890.9 million for the nine months ended September 30, 2014. The lower gross profit for the nine months ended September 30, 2015 principally reflects lower revenues from INRatio sales, lower pain management toxicology revenues, and decreased international revenue, as discussed above, as compared to the nine months ended September 30, 2014. Reducing gross profit during the nine months ended September 30, 2015 and 2014 was $2.9 million and $6.7 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $16.1 million and $15.7 million during the three months ended September 30, 2015 and 2014, respectively. Cost of professional diagnostics net product sales and services revenue included amortization expense of $43.4 million and $47.1 million during the nine months ended September 30, 2015 and 2014, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2015 and 2014 was 47% and 48%, respectively.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $1.0 million, or 36%, to $1.9 million for the three months ended September 30, 2015 compared to $2.9 million for the three months ended September 30, 2014. The decrease in gross profit was primarily the result of lower contract manufacturing revenues associated with SPD, as well as lower margins in our BBI Healthcare business.

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $1.2 million, or 15%, to $6.5 million for the nine months ended September 30, 2015 compared to $7.7 million for the nine months ended September 30, 2014. The decrease in gross profit was primarily the result of lower contract manufacturing revenue associated with SPD and lower margins in our BBI Healthcare business.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for each of the three and nine months ended September 30, 2015 was 10%, compared to 14% and 12% for the three and nine months ended September 30, 2014, respectively.

Research and Development Expense. Research and development expense decreased by $2.7 million, or 7%, to $36.0 million in the three months ended September 30, 2015 from $38.7 million in the three months ended September 30, 2014, primarily as a result of our cost reduction initiatives and the elimination of certain programs that were not integral to our core businesses. Research and development expense during the third quarter of 2015 and 2014 is reported net of grant funding of $0.3 million and $2.5 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013, and $0.8 million of funding during the third quarter of 2015 related to our contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, that we entered into in September 2014. Research and development expense during the three months ended September 30, 2015 and 2014 included $0.0 million and $5.5 million, respectively, of restructuring charges associated with our cost reduction initiatives. Amortization expense of $8.3 million and $1.4 million was included in research and development expense for the third quarter of 2015 and 2014, respectively. The 2015 amount includes impairment charges of $7.4 million related to certain of our acquired in-process research and development projects.

Research and development expense decreased by $23.7 million, or 21%, to $91.2 million in the nine months ended September 30, 2015 from $114.9 million in the nine months ended September 30, 2014, primarily as a result of our cost reduction initiatives and the elimination of certain programs that were not integral to our core businesses. Research and development expense during the nine months ended September 30, 2015 and 2014 is reported net of grant funding of $3.9 million and $7.0 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation and $2.2 million of funding during the nine months ended September 30, 2015 related to our contract with BARDA. Research and development expense during the nine months ended September 30, 2015 and 2014 included $0.7 million and $8.5 million, respectively, of restructuring charges associated with our cost reduction initiatives. Amortization expense of $10.1 million and $3.7 million was included in research and development expense for the nine months ended September 30, 2015 and 2014, respectively. The 2015 amount includes impairment charges of $7.4 million related to certain of our acquired in-process research and development projects.

Research and development expense as a percentage of net revenue was 6% and 5% for the three and nine months ended September 30, 2015, respectively, as compared to 6% for each of the three and nine months ended September 30, 2014.

Sales and Marketing Expense. Sales and marketing expense decreased by $16.3 million, or 13%, to $106.5 million for the three months ended September 30, 2015 from $122.8 million for the three months ended September 30, 2014, as a result of our cost reduction initiatives, which were driven by a $5.1 million reduction in workforce, as well as $7.0 million impact of foreign currency exchange rates. The decrease in sales and marketing expense was also driven by lower amortization expense related to customer relationship intangibles during the third quarter of 2015, compared to the third quarter of 2014, as the underlying economic benefit of the intangibles is declining. Amortization expense of $33.6 million and $38.8 million was included in sales and marketing expense for the third quarter of 2015 and 2014, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and further integrate our businesses totaling $0.6 million and $1.0 million were included in sales and marketing expense for the third quarter of 2015 and 2014, respectively.

Sales and marketing expense decreased by $68.8 million, or 18%, to $322.8 million for the nine months ended September 30, 2015 from $391.6 million for the nine months ended September 30, 2014, as a result of our cost reduction initiatives, which were driven by a $24.6 million reduction in workforce, as well as a $20.2 million impact of foreign currency exchange rates. The decrease in sales and marketing expense was also driven by lower amortization expense related to customer relationship intangibles during the nine months of 2015, compared to the comparable period of 2014, as the underlying economic benefit of the intangibles is declining. Amortization expense of $98.6 million and $116.7 million was included in sales and marketing expense for the nine months ended September 30, 2015 and 2014, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and further integrate our businesses totaling $2.6 million and $7.4 million were included in sales and marketing expense for the nine months ended September 30, 2015 and 2014, respectively.

Sales and marketing expense as a percentage of net revenue was 18% for each of the three and nine months ended September 30, 2015, compared to 19% and 20% for the three and nine months ended September 30, 2014, respectively.

General and Administrative Expense. General and administrative expense decreased by $3.5 million, or 3%, to $101.3 million for the three months ended September 30, 2015 from $104.8 million for the three months ended September 30, 2014. The decrease was primarily attributable to a $5.0 million decrease in professional fees and other outside services, primarily related to costs associated with potential business dispositions, a $4.7 million favorable impact of foreign currency exchange rates, and a $4.0 million reduction in workforce-related costs as a result of our cost reduction initiatives, partially offset by a $5.3 million net increase in the fair value of acquisition-related contingent consideration and a $3.8 million increase in stock-based compensation costs.

General and administrative expense decreased by $84.2 million, or 25%, to $254.8 million for the nine months ended September 30, 2015 from $339.0 million for the nine months ended September 30, 2014. The decrease was primarily attributable to a $68.9 million net decrease in the fair value of acquisition-related contingent consideration, a $13.1 million favorable impact of foreign currency exchange rates, a $9.0 million reduction in workforce-related costs as a result of our cost reduction initiatives, and a $4.4 million decrease in professional fees and other outside services, primarily related to costs associated with potential business dispositions, partially offset by a $9.8 million increase in stock-based compensation costs.

General and administrative expense as a percentage of net revenue was 17% and 14% for the three and nine months ended September 30, 2015, respectively, compared to 16% and 18% for the three and nine months ended September 30, 2014, respectively.

Impairment and (Gain) Loss on Dispositions, Net. In July 2015, we sold certain assets of our Inverness Medical Innovations Australia Pty Ltd business, which was part of our professional diagnostics reporting unit and business segment, for AUD 0.2 million (approximately $0.1 million as of the date of disposition) in cash proceeds and, as a result of this transaction, we recorded a loss of $1.2 million during the three and nine months ended September 30, 2015. We recorded additional charges of approximately $0.9 million in connection with certain other business closures or divestitures during the three and nine months ended September 30, 2015.

In May 2015, we sold our Alere Analytics business, which was part of our professional diagnostics reporting unit and business segment. Under the terms of the sale we received nominal consideration and agreed to contribute working capital of $2.7 million to Alere Analytics, of which $2.4 million was contributed in cash immediately prior to the closing of the sale and the remaining $0.3 million of which was deposited in escrow pending the performance by the buyers under certain contracts. As a result of this transaction we recorded a loss of $4.7 million during the nine months ended September 30, 2015. During the three months ended March 31, 2015, before identifying a buyer for Alere Analytics, our management decided to close the business, and in connection with this decision we recorded an impairment charge of $26.7 million during the nine months ended September 30, 2015, including the write-off of $26.2 million of acquisition-related intangible assets and $0.5 million of fixed assets.

In March 2015, we sold certain assets of our AdnaGen GmbH business, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in cash proceeds and, as a result of this transaction, we recorded a loss of $0.3 million during the nine months ended September 30, 2015.

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for €7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.5 million during the nine months ended September 30, 2015.

In December 2014, our management decided to close our Alere Connect, LLC subsidiary, which is part of our professional diagnostics reporting unit and business segment. During the nine months ended September 30, 2015, in connection with this decision, we recorded impairment charges of $1.1 million, consisting primarily of severance costs, inventory write-offs and other closure-related expenses.

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

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense was $52.3 million for each of the three months ended September 30, 2015 and 2014.

Interest expense increased by $2.0 million, or 1%, to $158.3 million for the nine months ended September 30, 2015 from $156.3 million for the nine months ended September 30, 2014. The increase is principally due to a write-off of $10.2 million of third-party costs associated with refinancing our credit facility, including underwriter’s fees and other payments to external advisors, $7.5 million of interest expense associated with our new 6.375% senior subordinated notes and a $3.5 million loss on extinguishment of debt associated with our prior credit facility. These charges were offset by a reduction of $18.1 million of interest expense related to a lower outstanding balance on our secured credit facility.

Other Income (Expense), Net. Other income (expense), net includes interest income realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Interest income	$2,335	$557	$1,778	$3,662	$1,444	$2,218
Foreign exchange gains (losses), net	1,285	(8,392)	9,677	589	(958)	1,547
Other, net	1,125	(252)	1,377	3,484	1,678	1,806

Total other income (expense), net	$4,745	$(8,087)	$12,832	$7,735	$2,164	$5,571

Other, net of $3.5 million for the nine months ended September 30, 2015 primarily reflects a $3.2 million reversal of a royalty accrual relating to prior periods.

Other, net of $1.7 million for the nine months ended September 30, 2014 primarily reflects a $1.5 million reversal of a legal settlement accrual.

Foreign exchange gains (losses), net increased $9.7 million during the three months ended September 30, 2015 primarily due to the foreign currency impact on intercompany balances.

Provision (Benefit) for Income Taxes. The provision for income taxes decreased by $84.4 million to an $18.9 million benefit for the three months ended September 30, 2015 from a $65.5 million provision for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 and 2014 was 102.7% and (261.2)%, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss) and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss), as well as items that are accounted for discretely in the quarter. The change in the effective tax rate for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, is primarily a result of a discrete tax benefit, including correcting adjustments related to prior periods recorded during the three months ended September 30, 2015 with respect to a net tax benefit related to U.S. taxes on foreign earnings and a release of uncertain tax positions, as well as a discrete tax provision recorded during the three months ended September 30, 2014 related to the establishment of a valuation allowance against deferred tax assets associated with our U.S. foreign tax credit carryforwards.

The provision for income taxes decreased by $79.3 million to a $10.0 million benefit for the nine months ended September 30, 2015 from a $69.3 million provision for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 473.5% and (77.4)%, respectively. The change in the effective tax rate for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, is primarily a result of a discrete tax benefit, including correcting adjustments related to prior periods recorded during the nine months ended September 30, 2015 with respect to a net tax benefit related to U.S. taxes on foreign earnings and a release of uncertain tax positions, as well as a discrete tax provision recorded during the nine months ended September 30, 2014 related to the establishment of a valuation allowance against deferred tax assets associated with our U.S. foreign tax credit carryforwards.

Equity Earnings (Losses) of Unconsolidated Entities, Net of Tax. Equity earnings (losses) of unconsolidated entities is reported net of tax and includes our share of earnings (losses) in entities that we account for under the equity method of accounting. Equity earnings (losses) of unconsolidated entities, net of tax for the three and nine months ended September 30, 2015 reflects the following: (i) our 50% interest in SPD in the amount of $5.3 million and $9.5 million, respectively, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $(0.3) million and $1.0 million, respectively. Equity earnings of unconsolidated entities, net of tax for the three and nine months ended September 30, 2014 reflects the following: (i) our 50% interest in SPD in the amount of $5.9 million and $12.8 million, respectively, and (ii) our 49% interest in TechLab in the amount of $0.9 million and $1.6 million, respectively. The loss on the sale of our 40% interest in Vedalab S.A., or Vedalab, which occurred in the third quarter of 2014, was $0.4 million.

Income (Loss) from Discontinued Operations, Net of Tax. The results of the health management business are included in income (loss) from discontinued operations, net of tax, for all periods presented, given our January 9, 2015 divestiture of this business. The results of the ACS Companies are included in loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2014, given our October 10, 2014 divestiture of this business. For the three and nine months ended September 30, 2015, discontinued operations generated income, net of tax, of $0.0 million and $216.8 million, respectively, as compared to a loss, net of tax, of $14.4 million and $4.1 million, respectively, for the three and nine months ended September 30, 2014. The income from discontinued operations in the nine months ended September 30, 2015 was largely attributable to a $366.2 million pre-tax gain ($218.6 million, net of tax) on the sale of our health management business.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we believe that our working capital position will improve as we improve our future operating margins and grow our business through new product and service offerings. At various times over the next several years certain of our outstanding indebtedness will mature and become due and payable, including our 3.0% convertible senior subordinated notes, which mature on May 15, 2016. As these debt instruments mature, we may need or want to re-finance some or all this indebtedness with new debt, including potential borrowings under our revolving credit facility, in order to preserve our existing cash for other uses, including to continue our normal operations. During the nine months ended September 30, 2015, we generated net cash proceeds of $586.6 million from divestitures, net of cash divested, and used $575.0 million to reduce our debt that was then outstanding under our prior credit facility. Additionally, we remain engaged in discussions concerning potential divestitures, and we expect that if and when we complete divestitures we will use all or a portion of the net proceeds to reduce our outstanding debt. As of September 30, 2015, we had $479.4 million of cash and cash equivalents, of which $182.6 million was held by domestic subsidiaries and $296.8 million was held by foreign entities. We do not currently plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities. If circumstances were to change, however, we may repatriate all or a portion of the cash held by foreign entities, which could result in the payment of significant tax liabilities.

We may also utilize amounts available under the secured credit facility we entered into in June 2015, as described below, or other new sources of financing to fund a portion of our capital expenditures, contractual contingent consideration obligations, other commitments, refinance existing indebtedness and future acquisitions.

On June 18, 2015, we entered into a new secured credit facility, which provides for term loan facilities totaling $1.7 billion (consisting of $650 million of “A” term loans and $1.05 billion of “B” term loans), all of which were drawn at closing, and, subject to our continued compliance with the secured credit facility, a $250 million revolving credit facility (which includes a $50 million sublimit for the issuance of letters of credit). No amount was drawn under the revolving credit facility as of September 30, 2015. We must repay the A term loans in nineteen consecutive quarterly installments, beginning on September 30, 2015 and continuing through March 31, 2020, in the amount of $8,125,000 each, followed by a final installment on June 18, 2020 in the amount of $495,625,000, and the B term loans in twenty-seven consecutive quarterly installments beginning on September 30, 2015 and continuing through March 31, 2022, in the amount of $2,625,000 each, followed by a final installment on June 18, 2022 in the amount of $979,125,000. We may repay any borrowings under the revolving credit facility at any time (without any premium or penalty), but in no event later than June 18, 2020.

We used approximately $1.68 billion of the proceeds of the term loans drawn at closing to repay in full all indebtedness outstanding under our prior secured credit facility, whereupon that facility was terminated, and to pay various fees and expenses associated with the transactions contemplated by the new secured credit facility.

On June 24, 2015, we issued $425.0 million aggregate principal amount of our 6.375% senior subordinated notes due 2023, which we refer to as our 6.375% notes. Interest on the 6.375% notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2016, and the 6.375% notes will mature on July 1, 2023 unless earlier redeemed. We received net proceeds from the sale of our 6.375% notes, after the initial purchasers’ discount and offering expenses, of approximately $417.3 million.

On June 24, 2015, we issued a notice of optional redemption to the holders of 8.625% notes and, on October 1, 2015 (the “redemption date”), we redeemed the entire principal amount of the 8.625% notes then outstanding at a redemption price equal to 102.156% of the principal amount of the 8.625% notes to be redeemed plus accrued and unpaid interest from April 1, 2015 to (but excluding) the redemption date, upon the terms set forth in the notice of optional redemption. Because the redemption date occurred after September 30, 2015, the 8.625% notes are included in the short-term debt and current portion of long-term debt on our consolidated balance sheet as of September 30, 2015. An amount equal to the net proceeds received from the 6.375% notes of $417.3 million plus additional cash of $8.6 million, or a total of $425.9 million, was used to fund the redemption of the 8.625% notes on October 1, 2015 and is classified as restricted cash on our consolidated balance sheet as of September 30, 2015. Upon settlement of the redemption on the redemption date, we satisfied and discharged all of our obligations with respect to the 8.625% notes.

As of September 30, 2015, we had $3.6 billion in aggregate principal amount of outstanding indebtedness, comprised of $1.7 billion in aggregate principal amount outstanding under our secured credit facility, $450.0 million in aggregate outstanding principal amount of our 7.25% senior notes due 2018, $425.0 million in aggregate outstanding principal amount of our 6.5% senior subordinated notes due 2020, $425.0 million in aggregate outstanding principal amount of our 6.375% notes due 2023, $400.0 million in aggregate outstanding principal amount of our 8.625% notes (which were redeemed on October 1, 2015 as described above) and $150.0 million in aggregate outstanding principal amount of our 3% convertible senior subordinated notes due 2016. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions.

Our indebtedness matures at various times between 2016 and 2023. We may need or want to re-finance some or all of this indebtedness on or prior to maturity, including, potentially, $150.0 million in aggregate principal amount of our 3% convertible senior subordinated notes, which mature in 2016. We may not have sufficient cash resources at the time of maturity to pay the aggregate principle and accrued interest. If the capital and credit markets experience volatility or the availability of funds is limited, we may be unable to re-finance this debt on commercially reasonable terms, including incurring increased costs associated with issuing debt instruments, or at all. In addition, it is possible that our ability to access the capital and credit markets could be limited by the amount of our indebtedness or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumed revenues and expenses are not realized. In particular, we could experience decreased product sales or lower average selling prices, unexpected costs associated with our potential divestitures, operational integration efforts, core research and development projects, cost-saving initiatives and existing or unforeseen lawsuits, regulatory actions or other claims against us. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result.

Cash Flow Summary (in thousands)

	Nine Months Ended September 30,
	2015	2014
Net cash from operating activities:
Continuing operations	$136,932	$181,017
Discontinued operations	318	34,417

Net cash provided by operating activities	137,250	215,434

Net cash from investing activities:
Continuing operations	36,541	(58,944)
Discontinued operations	(209)	(8,853)

Net cash provided by (used in) investing activities	36,332	(67,797)

Net cash from financing activities:
Continuing operations	(87,212)	(54,171)
Discontinued operations	(76)	(1,075)

Net cash used in financing activities	(87,288)	(55,246)

Foreign exchange effect on cash and cash equivalents	(8,674)	(9,445)

Net increase in cash and cash equivalents	77,620	82,946
Cash and cash equivalents, beginning of period – continuing operations	378,461	355,431
Cash and cash equivalents, beginning of period – discontinued operations	23,300	6,477

Cash and cash equivalents, end of period	479,381	444,854
Less: Cash and cash equivalents, end of period – discontinued operations	—	13,503

Cash and cash equivalents, end of period – continued operations	$479,381	$431,351

Summary of Changes in Cash Position

As of September 30, 2015, we had cash and cash equivalents of continuing operations of $479.4 million, a $100.9 million increase from December 31, 2014. Our primary sources of cash for continuing operations during the nine months ended September 30, 2015 included $2.2 billion from issuance of long-term debt, $586.6 million received from dispositions, net of cash divested, $136.9 million generated by our continuing operating activities, $76.5 million of cash received from common stock issuances under employee stock option and stock purchase plans, $14.3 million received from equity method investments, $6.1 million in excess tax benefits on exercised stock options, $1.5 million in proceeds from the sale of property and equipment and $0.9 million from a decrease in other assets. Our primary uses of cash for our continuing operations during the nine months ended September 30, 2015 were $2.1 billion related to the repayment of long-term debt obligations, a $438.8 million increase in restricted cash, including $425.9 million placed in a trust account for repayment of our 8.625% notes, $126.6 million related to net payments under revolving credit facilities, $67.9 million of capital expenditures, $60.1 million paid for an acquisition, $25.6 million related to the repayment of short-term debt obligations, $16.1 million for financing costs, $16.0 million for cash dividends paid on our Series B preferred stock, $14.1 million related to payments of acquisition-related contingent consideration obligations and $4.3 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $8.7 million during the nine months ended September 30, 2015.

As of September 30, 2014, we had cash and cash equivalents of continuing operations of $431.4 million, a $75.9 million increase from December 31, 2013. Our primary sources of cash for continuing operations during the nine months ended September 30, 2014 included $181.0 million generated by our continuing operating activities, $35.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $9.5 million received from the sale of our 40% equity investment in Vedalab, $5.5 million received from dispositions, $1.1 million in proceeds from the sale of property and equipment and $1.0 million from a decrease in other assets. Our primary uses of cash for our continuing operations during the nine months ended September 30, 2014 were $73.0 million of capital expenditures, $47.3 million related to the repayment of long-term debt obligations, $23.6 million related to payments of acquisition-related contingent consideration obligations, $16.0 million for cash dividends paid on our Series B Preferred Stock, $4.6 million for principal payments on our capital lease obligations and a $3.2 million increase in our restricted cash balance. Fluctuations in foreign currencies unfavorably impacted our cash balance by $9.4 million during the nine months ended September 30, 2014.

Cash Flows from Operating Activities

        Net cash provided by continuing operations during the nine months ended September 30, 2015 was $136.9 million, which resulted from income from continuing operations of $18.2 million and $199.6 million of non-cash items, offset by $80.9 million of cash used to meet working capital needs during the period. The $199.6 million of non-cash items included $233.5 million related to depreciation and amortization, a $42.3 million loss related to impairment and net loss on dispositions, which reflects both a $27.7 million impairment charge associated with a closed business and a $14.6 million net loss from business dispositions, $19.6 million related to non-cash stock-based compensation, $10.6 million of non-cash interest expense related to the amortization of deferred financing costs and original issue discounts, a $3.5 million loss on the extinguishment of debt and a $3.3 million loss on the disposition of fixed assets, partially offset by a $51.9 million non-cash change in fair value of contingent purchase price consideration, a $46.7 million decrease related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets, $10.3 million in equity earnings of unconsolidated entities, net of tax, and $4.8 million related to other non-cash items. In addition, $0.3 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operations during the nine months ended September 30, 2014 was $181.0 million, which resulted from a net loss from continuing operations of $145.1 million, $310.2 million of non-cash items and $15.9 million of cash provided by changes in net working capital during the period. The $310.2 million of non-cash items included, among other items, $250.8 million related to depreciation and amortization, $11.8 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $9.6 million of tax benefit related to discontinued operations retained by Alere Inc., a $9.6 million increase related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $7.8 million related to non-cash stock-based compensation, $6.9 million of impairment of long-lived assets, a $4.7 million loss on the sale of fixed assets, and $3.7 million related to other non-cash items, partially offset by a $13.7 million in equity earnings of unconsolidated entities, net of tax. In addition, $34.4 million of net cash was provided by discontinued operations for operating activities.

Cash Flows from Investing Activities

Our investing activities for continuing operations during the nine months ended September 30, 2015 provided $36.5 million of cash, including, among other items, $586.6 million of cash received from the disposition of our health management business and other divestitures, net of cash divested, $14.3 million of cash received from equity method investments, $1.5 million of proceeds from the sale of property, plant and equipment and a $0.9 million decrease in other assets, partially offset by a $438.8 million increase in restricted cash, including $425.9 million placed in a trust account for repayment of long-term debt, $67.9 million of capital expenditures and $60.1 million paid for an acquisition. In addition, discontinued operations used $0.2 million of net cash for investing activities.

Our investing activities for continuing operations during the nine months ended September 30, 2014 utilized $58.9 million of cash, including $73.0 million of capital expenditures and a $3.2 million increase in our restricted cash balance, partially offset by $9.5 million of cash proceeds from the sale of our 40% equity investment in Vedalab, $5.5 million of cash received from dispositions, $1.1 million of proceeds from the sale of property, plant and equipment, a $1.0 million decrease in other assets and $0.2 million of cash received from equity investments. In addition, discontinued operations used $8.9 million of net cash for investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities for continuing operations during the nine months ended September 30, 2015 was $87.2 million. Financing activities during the nine months ended September 30, 2015 included, among other items, $2.1 billion for the payment of long-term debt obligations, $126.6 million for net payments for revolving credit facilities, $25.6 million for the payment of short-term debt obligations, $16.1 million for financing costs, $16.0 million for dividend payments related to our Series B preferred stock, $14.1 million for payments of acquisition-related contingent consideration obligations and $4.3 million for payment of capital lease obligations. We received $2.2 billion of proceeds from issuance of long-term debt and $76.5 million of cash from common stock issuances under employee stock option and stock purchase plans and had a $6.1 million excess tax benefit associated with exercised stock options. In addition, discontinued operations used less than $0.1 million of net cash for financing activities.

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

As of September 30, 2015, we had an aggregate of $9.8 million in outstanding capital lease obligations which are payable through 2020.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

As of September 30, 2015, our contractual obligations have not changed significantly since December 31, 2014, as presented in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014, except as follows:

•	in January 2015 we used the net cash proceeds from the sale of our health management business to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our prior senior secured credit facility;

•	in June 2015 we entered into a new secured credit facility and used substantially all of the $1.7 billion of proceeds to repay all of the outstanding indebtedness under our prior credit facility and to pay related fees and expenses; and

•	in June 2015 we sold $425.0 million of 6.375% senior subordinated notes and placed the proceeds into a trust account to redeem our 8.625% senior subordinated notes in October 2015.

As a result of the activities above, our long-term debt obligations as of September 30, 2015 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2015	2016 -2017	2018 -2020	Thereafter
Long-term debt obligations	$3,597,335	$454,018	$245,668	$1,478,937	$1,418,712

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a quarterly basis, we evaluate our estimates, including those related to revenue recognition and related allowances, bad debt, inventory, valuation of long-lived assets, including intangible assets and goodwill, income taxes, including any valuation allowance for our net deferred tax assets, contingent consideration obligations, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable at such time, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014. There were no material changes to our market risks or our management of such risks during the nine months ended September 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2015.

Material Weakness

As reported in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2014 (filed on May 28, 2015), our management concluded that our internal control over financial reporting was ineffective as of that date because a material weakness existed in our internal control over financial reporting related to our accounting for deferred taxes related to dispositions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective controls to assess the accounting for deferred taxes related to dispositions. This material weakness resulted in an adjustment to our deferred tax assets and income from discontinued operations which was reflected in our consolidated financial statements for the year ended December 31, 2014, as originally filed. The material weakness also resulted in the restatement of the consolidated financial statements for the interim period ended September 30, 2014 and the year ended December 31, 2014.

During the quarter ended September 30, 2015, management identified and corrected errors in the quarter ended September 30, 2015 relating to U.S. taxes on foreign earnings for the year ended December 31, 2014. Management has concluded that these errors were the result of a material weakness in that we did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes. As a result, we are revising the description of the material weakness at December 31, 2014 as follows: we did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes, as a result of which our accounting controls did not operate at a level of precision to identify errors in the calculation of tax balances resulting from dispositions and U.S. taxes on foreign earnings. This material weakness resulted in an adjustment to our deferred tax assets and income from discontinued operations which was reflected in our consolidated financial statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K for the year ended December 31, 2014 as originally filed on March 5, 2015, the restatement of our consolidated financial statements for the three and nine months ended September 30, 2014 and the year ended December 31, 2014, and the correction of out-of-period errors in our consolidated financial statements for the three and nine months ended September 30, 2015.

Additionally, management concluded that the material weakness could result in misstatements of the income tax accounts and disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

We will amend our Annual Report on Form 10-K/A for the year ended December 31, 2014 to restate Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm to revise the description of the material weakness.

Remediation Efforts with Respect to Material Weakness

During and after the nine months ended September 30, 2015, we continued taking steps to remediate the material weakness with respect to the accounting for deferred taxes related to dispositions described above and plan to take additional actions to remediate the underlying cause of this material weakness, primarily through:

(1)	supplementing our accounting and tax professionals with additional personnel with expertise in accounting for the income tax effects of dispositions and other complex transactions. Since May 1, 2015, we have hired a Vice President, Global Tax, a Senior Director, International Tax and a Director, Global Tax Accounting and Senior Manager, Global Tax Accounting, all of whom have experience working on tax provisions of multinational companies;

(2)	enhancing our income tax controls to include specific activities to assess the accounting for deductible outside basis differences that could reverse as a result of transactions to dispose of components of the company;

(3)	enhancing our controls over the income tax provision process to include specific controls over the determination of U.S. taxes on foreign earnings; and

(4)	holding training for our accounting and tax professionals, specifically related to accounting for income taxes relating to transactions to dispose of components of the company.

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

The implementation of our remediation plan was ongoing as of September 30, 2015. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests in order to determine whether they are operating effectively.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, we hired a Senior Director, International Tax and a Director, Global Tax Accounting, which we consider a material change in internal control over financial reporting that occurred during that quarter.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

U.S. Securities and Exchange Commission Subpoena

On August 28, 2015, we received a subpoena from the U.S. Securities and Exchange Commission, or SEC, which indicated that it is conducting a formal investigation of Alere. The SEC’s subpoena relates to, among other things, (i) our previously filed restatement and revision to our financial statements, including the accounting for deferred taxes for discontinued operations, as well as our tax strategies and policies and (ii) our sales practices and dealings with third-parties (including distributors and foreign government officials) in Africa relating to sales to government entities.

We are cooperating with the SEC in this investigation. We are unable to predict when this matter will be resolved or what further action, if any, SEC may take in connection with it.

Matters Related to Theft of Laptop

In September 2012, a password-protected laptop containing personally identifiable information of approximately 116,000 patients was stolen from an employee of Alere Home Monitoring, or AHM. On January 24, 2013, a class action complaint was filed in the U.S. District Court for the Northern District of California against AHM, asserting claims for damages and other relief under California state law, including under California’s Confidentiality of Medical Information Act, or CMIA, arising out of this theft. On October 7, 2014, the class action was dismissed with leave to amend the complaint. On October 28, 2014, an amended complaint was filed, and on November 17, 2014 AHM responded by filing another motion to dismiss. On February 23, 2015, AHM’s motion to dismiss was granted in part, but denied as to the plaintiffs’ amended CMIA claims. The parties have settled this litigation and, in connection with such settlement, we have paid a nominal amount to the plaintiffs.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factor below and also those discussed in Part I, “Item 1A. Risk Factors” in Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described below and in Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We identified a material weakness in our internal control over financial reporting as of December 31, 2014 and this or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.

As described in Item 9A in Amendment No. 2 to our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on May 28, 2015, our management previously concluded that we had a material weakness with respect to accounting for income taxes for our discontinued operations as of December 31, 2014 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the course of preparing our consolidated financial statements and other financial data for the three months ended March 31, 2015, we identified errors in our consolidated financial statements for 2014 and all interim periods therein relating primarily to the accounting for income taxes for our discontinued operations, including in connection with the divestiture of our health management business which was completed in January 2015 and another divestiture completed in October 2014. As a result, on May 1, 2015, the audit committee of our board of directors concluded that the previously filed consolidated financial statements and other financial data for those periods should not be relied upon. We believe that the material weakness described in Item 9A resulted in the failure to prevent or detect these errors. Following the completion of our review of those errors and related matters, our audit committee determined that we should restate our consolidated financial statements for the year ended December 31, 2014 and the three and nine months ended September 30, 2014. As a result of the restatement, we were unable to timely file our quarterly report on Form 10-Q for the three months ended March 31, 2015.

In addition, during the course of preparing our consolidated financial statements and other financial data for the three months ended September 30, 2015, management identified and corrected errors in the quarter ended September 30, 2015 relating to U.S. taxes on foreign earnings for the year ended December 31, 2014. Management has concluded that these errors were the result of a material weakness in that we did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes, which is described in more detail in Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q.

We are taking steps to remediate this material weakness. However, the remedial measures we are taking may not be adequate to prevent additional misstatements or avoid other control deficiencies or material weaknesses with respect to taxes or any other matters. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems, the adequacy of training and experience, the possibility of human error, cost limitations and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, our financial statements may contain one or more material misstatements and may not be available on a timely basis or we may discover additional material weaknesses related to taxes or other matters, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our securities, a decline in the prices of our securities, liabilities arising from stockholder litigation and defaults under our secured credit facility and notes indentures.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

10.1†

Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to our Definitive Proxy Statement dated as of June 12, 2015, as filed with the SEC on June 12, 2015)

10.2†

Severance Agreement and Release between Alere Inc. and David Teitel dated September 30, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, event date September 30, 2015, as filed with the SEC on October 6, 2015)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101

Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014, (c) our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement, of amendment thereto

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: November 9, 2015	By:	/s/ Carla R. Flakne
Carla R. Flakne
Chief Accounting Officer and an authorized officer