Form 10-K/A
period 2014-12-31
ALERE INC.
filed 2015-11-13
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 000-16789

ALERE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3565120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Sawyer Road, Suite 200, Waltham, Massachusetts	02453
(Address of principal executive offices)	(Zip Code)

(781) 647-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”):

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 per share par value Series B Convertible Perpetual Preferred Stock, $0.001 per share par value	New York Stock Exchange New York Stock Exchange

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

As of November 11, 2015, the registrant had 86,256,820 shares of common stock, par value $0.001 per share, outstanding.

Explanatory Note

In the Quarterly Report on Form 10-Q of Alere Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2015, the Company disclosed that, during the quarter ended September 30, 2015, management identified and corrected out-of-period errors in that quarter relating to U.S. taxes on foreign earnings for the year ended December 31, 2014. The Company disclosed that management had concluded that these errors were the result of a material weakness in that the Company did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes. Accordingly, the Company stated that it was revising its previous description of the material weakness that existed as of December 31, 2014.

This Amendment No. 3 (“Amendment No. 3”) on Form 10-K/A to the Annual Report on Form 10-K of the Company for the year ended December 31, 2014, as originally filed with the SEC on March 5, 2015 (the “Original Report”) and as amended on April 30, 2015 (“Amendment No. 1”) and May 28, 2015 (“Amendment No. 2”), is being filed to restate Item 9A, “Controls and Procedures,” and the “Report of Independent Registered Public Accounting Firm” (which is included in Item 8, “Financial Statements and Supplementary Data”) in order to revise the description of the material weakness that existed as of December 31, 2014 and related matters, including the Company’s remediation plans. Other than the restated “Report of Independent Registered Public Accounting Firm” on page F-2, no changes have been made to the Company’s consolidated financial statements or the notes thereto that were included in Amendment No. 2.

In order to preserve the nature and character of the disclosures set forth in the Original Report, as amended by Amendment No. 1 and Amendment No. 2, this Form 10-K/A speaks as of the date of the filing of the Original Report, March 5, 2015, and the disclosures contained in this Form 10-K/A have not been updated to reflect events occurring subsequent to that date, other than those associated with (a) the restatement described in Amendment No. 2 and (b) the revised description of the material weakness that existed as of December 31, 2014.

Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1. This Form 10-K/A should be read in conjunction with Amendment No. 1 and Amendment No. 2 to the Original Report and the Company’s other filings with the SEC.

ALERE INC.

FORM 10-K/A

(Amendment No. 3)

For The Fiscal Year Ended December 31, 2014

		Page

PART II

ITEM 8.	Financial Statements and Supplementary Data	4

ITEM 9A.	Controls and Procedures	6

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	9

Signature		14

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management’s Conclusions Regarding the Effectiveness of Our Disclosure Controls and Procedures

In connection with the filing of the Original Report on March 5, 2015, our management evaluated, with the participation of our Chief Executive Officer (CEO) and our then-serving Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Report. Based on that evaluation, our CEO and then-serving CFO concluded in the Original Report that, because of the material weakness related to our accounting for deferred taxes related to dispositions described below our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached in the Original Report has not changed as of the filing of this report as our CEO and current CFO have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

In “Management’s Annual Report on Internal Control over Financial Reporting” included in our Original Report, our management, including our CEO and then-serving CFO, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of a material weakness related to ineffective controls in assessing the accounting for deferred taxes which become recognizable as a result of dispositions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management in the Original Report resulted in adjustments to our deferred tax assets and income from discontinued operations, which were reflected in our consolidated financial statements for the year ended December 31, 2014 included in the Original Report. Subsequent to the filing of the Original Report, the material weakness also resulted in the restatement of the consolidated financial statements for the three and nine months ended September 30, 2014 and the year ended December 31, 2014.

In connection with the preparation of our Quarterly Report on Form 10-Q for the three months ended September 30, 2015, management identified and corrected out-of-period errors in that quarter relating to U.S. taxes on foreign earnings for the year ended December 31, 2014 and concluded that these errors were the result of a material weakness in that we did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes. As a result, we are restating our Annual Report on Internal Control over Financial Reporting to revise the description of the material weakness as follows: we did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes, as a result of which our controls did not operate at a level of precision to identify errors in the calculation of tax balances resulting from dispositions and U.S. taxes on foreign earnings. This revision of the description of the material weakness did not alter management’s previous conclusion that we did not maintain effective internal control over financial reporting as of December 31, 2014.

Additionally, as initially reported in Amendment No. 2, management concluded that this material weakness could result in misstatements of our income tax accounts and related disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. This conclusion has not changed as of the date of the filing of this report.

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

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

With the oversight of senior management and the audit committee, we have been taking steps to remediate the material weakness described above and plan to take additional actions to remediate the underlying cause of this material weakness, primarily through:

(1)	supplementing our accounting and tax professionals with additional personnel with expertise in accounting for the income tax effects of dispositions and other complex transactions. Since May 1, 2015, we have hired a Vice President, Global Tax, a Senior Director, International Tax, a Director, Global Tax Accounting and Senior Manager, Global Tax Accounting, all of whom have experience working on tax provisions of multinational companies;

(2)	enhancing our income tax controls to include specific activities to assess the accounting for deductible outside basis differences that could reverse as a result of transactions to dispose of components of the company;

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

Exhibit No.	Description

***2.1	Membership Interest Purchase Agreement dated October 27, 2014, by and among Alere Inc., Alere Health, LLC and OptumHealth Care Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date October 27, 2014, filed October 28, 2014)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date August 21, 2014, filed with the SEC on August 26, 2014)

4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.3	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

Exhibit No.	Description

4.4	Eleventh Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.5	Thirteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.6	Fifteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)

4.7	Seventeenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.8	Nineteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.9	Sixteenth Supplemental Indenture dated as of May 24, 2013 to Indenture dated as of May 12, 2009, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

4.10	Eighteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.11	Twentieth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.12	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.13	Fifteenth Supplemental Indenture dated as of December 11, 2012 to Indenture dates as of August 11, 2009, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

Exhibit No.	Description

4.14	Sixteenth Supplemental Indenture, dated April 3, 2013 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) to Indenture dated as of August 11, 2009 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-187776))

4.15	Seventeenth Supplemental Indenture to Indenture dated as of August 11, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.16	Eighteenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and Bank of New York Mellon Trust Company, N.A., as trustee

4.17	Registration Rights Agreement, dated as of December 11, 2012, by and among the Company, the guarantors named therein, and Jefferies & Company, Inc., Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.18	Registration Rights Agreement, dated as of May 24, 2013, by and among the Company, the guarantors named therein, and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

‡10.3	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

‡10.4	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

‡10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡10.6	Summary of Terms of Award Agreements under Alere Inc. Stock Option Plans (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2014)

‡10.7	Form of Change of Control Agreement between the Company and each of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 25, 2014, filed on October 28, 2014)

‡10.8	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)

Exhibit No.	Description

‡10.9	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

‡10.10	Restricted Stock Unit Agreement, dated December 30, 2012, between Alere Inc. and Namal Nawana (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012)

10.11	Purchase Agreement dated November 28, 2012 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date November 28, 2012, filed with the SEC on November 30, 2012)

‡10.12	Summary of Arrangement with Chairman of the Board Regarding Expense Reimbursement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q ,for the quarter ended June 30, 2014)

10.13	Purchase Agreement dated May 13, 2013 among Alere Inc., the subsidiary guarantors named therein and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 10, 2013, filed May 16, 2013)

10.14	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.15	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.16	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.17	Second Amendment to Credit Agreement dated as of December 7, 2011 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date December 7, 2011, filed on December 9, 2011)

10.18	Third Amendment to Credit Agreement dated as of March 28, 2012 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 28, 2012, filed on April 2, 2012)

10.19	Fourth Amendment to Credit Agreement, dated as of March 22, 2013, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)

10.20	Fifth Amendment to Credit Agreement, dated as of May 30, 2014, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event dated May 30, 2014, filed June 5, 2014)

*10.21	Sixth Amendment to Credit Agreement, dated as of December 1, 2014, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent

*21.1	List of Subsidiaries of the Company as of March 5, 2015

Exhibit No.	Description

**23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012 (c) our Consolidated Balance Sheets as of December 31, 2014 and 2013, (d) our Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012 and (f) the Notes to such consolidated financial statements.

*	Previously filed.
**	Filed herewith.
***	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: November 13, 2015	By:	/s/ Namal Nawana
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

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, because of a material weakness related to the accounting for deferred taxes related to dispositions. However, management has subsequently determined that the Company did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes. As a result, the description of the material weakness for accounting for deferred taxes related to dispositions at December 31, 2014 was revised to state: The Company did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes, which resulted in controls that did not operate at a level of precision to identify errors in the calculation of tax balances resulting from dispositions and U.S. taxes on foreign earnings. Accordingly, our opinion on the effectiveness of internal control over financial reporting has been restated to include this revised material weakness. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting relating to lack of a sufficient complement of resources with adequate experience and expertise in accounting for income taxes, which resulted in controls that did not operate at a level of precision to identify errors in the calculation of tax balances resulting from dispositions and U.S. taxes on foreign earnings existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2015, except for the effects of the restatement and revision discussed in Note 2 to the consolidated financial statements, as to which the date is May 28, 2015, and except with respect to our opinion on internal control over financial reporting insofar as it relates to the matter described in the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting as to which the date is November 13, 2015

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