Form 10-Q
period 2016-03-31
ALERE INC.
filed 2016-08-17
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 12, 2016 was 86,740,318.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2016

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these forward-looking statements and these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net product sales	$459,771	$484,338
Services revenue	115,709	123,856

Net product sales and services revenue	575,480	608,194
License and royalty revenue	2,729	4,698

Net revenue	578,209	612,892

Cost of net product sales	237,461	240,101
Cost of services revenue	73,100	75,626

Cost of net product sales and services revenue	310,561	315,727
Cost of license and royalty revenue	1,391	1,950

Cost of net revenue	311,952	317,677

Gross profit	266,257	295,215
Operating expenses:
Research and development	27,062	28,016
Sales and marketing	99,813	109,079
General and administrative	114,956	92,691
Impairment and (gain) loss on dispositions, net	(3,810)	34,792

Operating income	28,236	30,637
Interest expense, including amortization of original issue discounts and deferred financing costs	(42,106)	(46,431)
Other income (expense), net	(1,349)	(2,367)

Loss from continuing operations before benefit for income taxes	(15,219)	(18,161)
Benefit for income taxes	(208)	(7,853)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(15,011)	(10,308)
Equity earnings of unconsolidated entities, net of tax	5,034	3,959

Loss from continuing operations	(9,977)	(6,349)
Income from discontinued operations, net of tax	—	216,777

Net income (loss)	(9,977)	210,428
Less: Net income attributable to non-controlling interests	103	88

Net income (loss) attributable to Alere Inc. and Subsidiaries	(10,080)	210,340
Preferred stock dividends	(5,309)	(5,250)

Net income (loss) available to common stockholders	$(15,389)	$205,090

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.18)	$(0.14)
Income from discontinued operations	—	2.57

Net income (loss) per common share	$(0.18)	$2.43

Weighted-average shares – basic and diluted	86,646	84,338

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(9,977)	$210,428

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	22,193	(80,342)
Minimum pension liability adjustment	155	(1,382)

Other comprehensive income (loss), before tax	22,348	(81,724)

Other comprehensive income (loss)	22,348	(81,724)

Comprehensive income	12,371	128,704
Less: Comprehensive income attributable to non-controlling interests	103	88

Comprehensive income attributable to Alere Inc. and Subsidiaries	$12,268	$128,616

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$490,663	$502,200
Restricted cash	6,166	5,694
Marketable securities	71	164
Accounts receivable, net of allowances of $87,710 and $89,701 at March 31, 2016 and December 31, 2015, respectively	459,292	445,833
Inventories, net	350,931	347,001
Prepaid expenses and other current assets	144,369	152,233
Assets held for sale current	—	4,165

Total current assets	1,451,492	1,457,290
Property, plant and equipment, net	445,218	446,039
Goodwill	2,839,692	2,836,915
Other intangible assets with indefinite lives	28,760	28,110
Finite-lived intangible assets, net	962,633	997,281
Restricted cash	43,388	43,228
Other non-current assets	17,927	18,078
Investments in unconsolidated entities	74,744	65,333
Deferred tax assets	16,124	13,993
Non-current income tax receivable	3,517	3,517
Assets held for sale – non-current	11,813	13,337

Total assets	$5,895,308	$5,923,121

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$193,044	$199,992
Current portion of capital lease obligations	4,048	3,962
Accounts payable	165,800	195,752
Accrued expenses and other current liabilities	315,995	324,465
Liabilities related to assets held for sale - current	—	363

Total current liabilities	678,887	724,534

Long-term liabilities:
Long-term debt, net of current portion	2,823,654	2,831,166
Capital lease obligations, net of current portion	7,654	7,181
Deferred tax liabilities	144,483	147,618
Other long-term liabilities	155,842	154,193

Total long-term liabilities	3,131,633	3,140,158

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at March 31, 2016 and December 31, 2015); Authorized: 2,300 shares; Issued: 2,065 shares at March 31, 2016 and December 31, 2015; Outstanding: 1,774 shares at March 31, 2016 and December 31, 2015	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 94,415 shares at March 31, 2016 and 94,043 shares at December 31, 2015, respectively; Outstanding: 86,736 shares at March 31, 2016 and 86,364 shares at December 31, 2015, respectively	94	94
Additional paid-in capital	3,452,722	3,438,732
Accumulated deficit	(1,476,461)	(1,466,381)
Treasury stock, at cost, 7,679 shares at March 31, 2016 and December 31, 2015	(184,971)	(184,971)
Accumulated other comprehensive loss	(317,429)	(339,777)

Total stockholders’ equity	2,080,423	2,054,165
Non-controlling interests	4,365	4,264

Total equity	2,084,788	2,058,429

Total liabilities and equity	$5,895,308	$5,923,121

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$(9,977)	$210,428
Income from discontinued operations, net of tax	—	216,777

Loss from continuing operations	(9,977)	(6,349)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	2,236	3,946
Depreciation and amortization	72,504	74,414
Non-cash stock-based compensation expense	9,602	5,149
Impairment of inventory	1,349	78
Impairment of long-lived assets	608	(69)
Loss on disposition of fixed assets	323	1,391
Equity earnings of unconsolidated entities, net of tax	(5,034)	(3,959)
Deferred income taxes	(6,812)	(21,418)
(Gain) loss on dispositions	(3,810)	34,792
Other non-cash items	2,496	8,181
Non-cash change in fair value of contingent purchase price consideration	142	(14,035)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(9,199)	(11,755)
Inventories, net	(14,147)	(29,705)
Prepaid expenses and other current assets	(5,796)	18,980
Accounts payable	(31,542)	(18,648)
Accrued expenses and other current liabilities	(7,413)	(1,282)
Other non-current liabilities	14	(7,348)
Cash paid for contingent consideration	(143)	(3,654)

Net cash (used in) provided by continuing operations	(4,599)	28,709
Net cash provided by discontinued operations	—	318

Net cash (used in) provided by operating activities	(4,599)	29,027

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(436)	71
Purchases of property, plant and equipment	(14,504)	(25,647)
Proceeds from sale of property, plant and equipment	612	808
Cash received from business disposition, net of cash divested	21,470	581,185
Cash paid for business acquisitions, net of cash acquired	(5,945)	—
Cash received from sales of marketable securities	93	86
Cash received from equity method investments	2,205	—
Cash paid for investments	(184)	—
(Increase) decrease in other assets	(540)	913

Net cash provided by continuing operations	2,771	557,416
Net cash used in discontinued operations	—	(209)

Net cash provided by investing activities	2,771	557,207

Cash Flows from Financing Activities:
Cash paid for financing costs	(1)	(59)
Cash paid for contingent purchase price consideration	(145)	(4,696)
Proceeds from issuance of common stock, net of issuance costs	11,124	34,632
Proceeds from issuance of long-term debt	325	15
Payments on short-term debt	—	(321)
Payments on long-term debt	(17,275)	(463,011)
Net payments under revolving credit facilities	(127)	(127,050)
Cash paid for dividends	(5,323)	(5,323)
Principal payments on capital lease obligations	(1,107)	(1,484)

Net cash used in continuing operations	(12,529)	(567,297)
Net cash used in discontinued operations	—	(76)

Net cash used in financing activities	(12,529)	(567,373)

Foreign exchange effect on cash and cash equivalents	2,820	(6,127)

Net (decrease) increase in cash and cash equivalents	(11,537)	12,734
Cash and cash equivalents, beginning of period – continuing operations	502,200	378,461
Cash and cash equivalents, beginning of period – discontinued operations	—	23,300

Cash and cash equivalents, end of period	490,663	414,495
Less: Cash and cash equivalents of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$490,663	$414,495

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Alere Inc. are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows. Our audited consolidated financial statements for the year ended December 31, 2015 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on August 8, 2016. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2015, we determined that, in fiscal years 2013 and 2014, each of the interim periods of 2014 and the first three quarters of fiscal year 2015, we had incorrectly reported the timing of recognition of certain revenue transactions for such periods. As a result, we revised our consolidated financial statements as of December 31, 2014 and for the fiscal years ended December 31, 2014 and 2013, each of the interim periods of 2014 and the first three quarters of fiscal year 2015.

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

These errors required adjustments to the period in which certain revenues were recognized so that such revenues are recognized in the period in which: physical delivery occurred as defined by the contractual relationship; title and risk of loss had transferred to the buyer; or the buyer had the contractual obligation to pay the amounts invoiced, as required by U.S. GAAP revenue recognition rules and our accounting policy relating to revenue recognition. The adjustments recorded in connection with the revisions to the three months ended March 31, 2015 relate to a $4.7 million increase in revenue due to the aforementioned revenue recognition issues.

Additionally, we have reflected other out-of-period adjustments in the periods in which such adjustments originated. These adjustments were identified during the financial closing process in connection with the fiscal years ended December 31, 2014 and 2013 and the first three quarters of fiscal year 2015. The financial statements included in this Quarterly Report on Form 10-Q have been adjusted to include the adjustments in the period in which these items originated. Because these out-of-period adjustments are treated as corrections to our prior period financial results, the financial information included in this Quarterly Report on Form 10-Q has been revised. Specifically, these adjustments include a $1.5 million increase in cost of net product sales, a $1.1 million increase in other expenses due to errors in the measurement of a royalty obligation and the income tax impact of these adjustments. Although management has determined that the errors, as well as the revenue recognition issues noted in the preceding paragraphs, individually and in the aggregate, are not material to prior periods, the financial statements for the three months ended March 31, 2015 included herein have been revised to correct for the impact of these items. Unless otherwise indicated, the consolidated financial information as of and for the three months ended March 31, 2015 presented in this Quarterly Report on Form 10-Q reflects these revisions.

The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding revised amounts:

	Three Months Ended March 31, 2015
Revised Consolidated Statement of Operations (in thousands)	As Previously Reported	Revision Adjustment	As Revised
Net product sales	$479,599	$4,739	$484,338
Net product sales and services revenue	$603,455	$4,739	$608,194
Net revenue	$608,153	$4,739	$612,892
Cost of net product sales	$238,637	$1,464	$240,101
Cost of services revenue	$75,581	$45	$75,626
Cost of net product sales and services revenue	$314,218	$1,509	$315,727
Cost of net revenue	$316,168	$1,509	$317,677
Gross profit	$291,985	$3,230	$295,215
Operating income	$27,407	$3,230	$30,637
Other income (expense), net	$(1,270)	$(1,097)	$(2,367)
Loss from continuing operations before benefit for income taxes	$(20,294)	$2,133	$(18,161)
Benefit (provision) for income taxes	$(8,786)	$933	$(7,853)
Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	$(11,508)	$1,200	$(10,308)
Income (loss) from continuing operations	$(7,549)	$1,200	$(6,349)
Net income	$209,228	$1,200	$210,428
Net income attributable to Alere Inc. and Subsidiaries	$209,140	$1,200	$210,340
Net income available to common stockholders	$203,890	$1,200	$205,090
Basic and diluted net income (loss) per common share: Net income (loss) from continuing operations	$(0.15)	$0.01	$(0.14)
Basic and diluted net income per common share: Net income per common share	$2.42	$0.01	$2.43

	Three Months Ended March 31, 2015
Revised Consolidated Statement of Comprehensive Income (in thousands)	As Previously Reported	Revision Adjustment	As Revised
Net income	$209,228	$1,200	$210,428
Comprehensive income	$127,504	$1,200	$128,704
Comprehensive income attributable to Alere Inc. and Subsidiaries	$127,416	$1,200	$128,616

	Three Months Ended March 31, 2015
Revised Consolidated Statement of Cash Flows (In thousands)	As Previously Reported	Revision Adjustment	As Revised
Net income	$209,228	$1,200	$210,428
Loss from continuing operations	$(7,549)	$1,200	$(6,349)
Depreciation and amortization	$74,368	$46	$74,414
Deferred income taxes	$(20,349)	$(1,069)	$(21,418)
Accounts receivable, net	$(16,881)	$5,126	$(11,755)
Inventories, net	$(31,168)	$1,463	$(29,705)
Accrued expenses and other current liabilities	$5,484	$(6,766)	$(1,282)
Other non-current liabilities	$(7,997)	$649	$(7,348)
Net cash provided by operating activities	$28,378	$649	$29,027
Excess tax benefits on exercised stock options	$649	$(649)	$—
Net cash used in financing activities	$(566,724)	$(649)	$(567,373)

We have also reflected these corrections as applicable in our consolidated financial statements and our consolidating financial statements presented in Note 22 Guarantor Financial Information.

(3) Merger Agreement

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

(4) Discontinued Operations

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions for a purchase price of $599.9 million. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our prior credit facility.

The following summarized financial information related to the health management business has been segregated from continuing operations and reported as discontinued operations in our consolidated statement of operations for the three months ended March 31, 2015. The results are as follows (in thousands):

Three Months Ended March 31, 2015
Net revenue	$7,373
Cost of net revenue	(4,413)
Sales and marketing	(996)
General and administrative	(5,001)
Interest expense	(9)
Other income (expense), net	160
Gain on disposal	366,191

Income from discontinued operations before provision for income taxes	363,305
Provision for income taxes	146,528

Income from discontinued operations, net of tax	$216,777

(5) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2016, our cash equivalents consisted of money market funds.

(6) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$125,111	$130,171
Work-in-process	75,625	69,178
Finished goods	150,195	147,652

	$350,931	$347,001

(7) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of net revenue	$479	$253
Research and development	398	324
Sales and marketing	1,925	1,094
General and administrative	6,800	3,478

	9,602	5,149
Benefit for income taxes	—	(2,373)

Stock-based compensation, net of tax	$9,602	$2,776

(8) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic and diluted net income (loss) per common share:
Numerator:
Loss from continuing operations	$(9,977)	$(6,349)
Preferred stock dividends	(5,309)	(5,250)

Loss from continuing operations attributable to common shares	(15,286)	(11,599)
Less: Net income attributable to non-controlling interest	103	88

Loss from continuing operations attributable to Alere Inc. and Subsidiaries	(15,389)	(11,687)
Income from discontinued operations	—	216,777

Net income (loss) available to common stockholders	$(15,389)	$205,090

Denominator:
Weighted-average common shares outstanding – basic and diluted	86,646	84,338

Basic and diluted net income (loss) per common share:
Loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(0.18)	$(0.14)
Income from discontinued operations	—	2.57

Basic and diluted net income (loss) per common share	$(0.18)	$2.43

The following potential dilutive securities were not included in the calculation of diluted net income (loss) per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Denominator:
Options to purchase shares of common stock	7,378	7,882
Warrants	—	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	—	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	21,028	21,563

(9) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For both the three months ended March 31, 2016 and 2015, Series B preferred stock dividends amounted to $5.3 million, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the periods. As of March 31, 2016, $5.3 million of Series B preferred stock dividends was accrued. As of April 15, 2016, payments have been made covering all dividend periods through March 31, 2016.

The Series B preferred stock dividends for the three months ended March 31, 2016 and 2015 were paid in cash in the subsequent quarters.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the three months ended March 31, 2016 is provided below (in thousands):

	Three Months Ended March 31, 2016
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,054,165	$4,264	$2,058,429
Issuance of common stock under employee compensation plans	11,123	—	11,123
Net issuance of common stock to settle taxes on restricted stock units	(1,412)	—	(1,412)
Preferred stock dividends	(5,323)	—	(5,323)
Stock-based compensation expense	9,602	—	9,602
Excess tax benefits on exercised stock options	—	—	—
Other adjustments	—	(2)	(2)
Net income (loss)	(10,080)	103	(9,977)
Total other comprehensive income (loss)	22,348	—	22,348

Equity, end of period	$2,080,423	$4,365	$2,084,788

(10) Business Combinations

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

Net assets acquired are recorded at their estimated fair value and are subject to adjustment upon finalization of the fair value analysis. The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets based on patterns on which the respective economic benefits are expected to be realized.

(a)	Acquisition in 2016

EDTS

On February 11, 2016, we acquired the shares of European Drug Testing Services EDTS AB, or EDTS, located in Lidingo, Sweden, a provider of services related to on-site drug testing. The aggregate purchase price was approximately $6.5 million and was paid in cash. The operating results of EDTS are included in our professional diagnostics reporting unit and business segment.

Our consolidated statements of operations for the three months ended March, 31, 2016 included revenue totaling approximately $0.9 million related to this business. Goodwill has been recognized in the acquisition and amounted to approximately $2.1 million, which is deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired from EDTS is as follows (in thousands):

Fair Value
Current assets	$1,371
Property, plant and equipment	115
Goodwill	2,053
Intangible assets	4,220

Total assets acquired	$7,759

Current liabilities	$1,301

Total liabilities assumed	$1,301

Net assets acquired	$6,458

Cash paid	$6,458

The following table provides information regarding the intangible assets acquired in connection with the EDTS acquisition and their respective preliminary fair values and weighted-average useful lives (dollars in thousands):

	Fair Value	Weighted- average Useful Life
Core technology and patents	$540	10.0 years
Trademarks and trade names	310	20.0 years
Customer relationships	2,800	14.0 years
Non-compete agreements	570	3.0 years

Total intangible assets	$4,220

(11) Restructuring

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
Statement of Operations Caption	2016	2015
Cost of net revenue	1,267	1,502
Research and development	1,920	493
Sales and marketing	650	1,383
General and administrative	3,826	892

Total operating expenses	7,663	4,270
Interest expense, including amortization of original issue discounts and deferred financing costs	5	7

Total charges	7,668	4,277

(a)	Restructuring Plans

During 2016, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our manufacturing and supply chain, and research and development groups, as well as closing certain business locations in Europe and the United States. The following table summarizes the restructuring activities related to our 2016 restructuring plans, in addition to our earlier restructuring plans as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for the three months ended March 31, 2016 and 2015 and since inception of these restructuring plans (in thousands):

	Three Months Ended March 31,		Since
	2016	2015	Inception
Professional Diagnostics
Severance-related costs	$3,091	$2,800	$41,078
Facility and transition costs	981	1,426	12,649
Other exit costs	5	7	827

Cash charges	4,077	4,233	54,554
Fixed asset and inventory impairments	398	9	16,351
Other non-cash charges	213	—	2,195

Total professional diagnostics charges	$4,688	$4,242	$73,100

Corporate and Other
Severance-related costs	$15	$42	$4,292
Facility and transition costs	2,965	(7)	14,287

Total corporate and other charges	$2,980	$35	$18,579

Total restructuring charges	$7,668	$4,277	$91,679

We anticipate incurring approximately $3.2 million and $5.9 million in additional costs under our 2016 restructuring plans related to our professional diagnostics and corporate and other business segments, respectively, primarily related to integration and operational initiatives and site closures. We may develop additional restructuring plans over the remainder of 2016. In addition, we anticipate incurring approximately $3.8 million in additional costs under earlier restructuring plans related to our professional diagnostics segment and corporate and other segment as in effect at March 31, 2016, primarily related to the closure of our manufacturing facility in Israel.

(b)	Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $6.1 million is included in accrued expenses and other current liabilities and $1.0 million is included in other long-term liabilities on our accompanying consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2015	$1,633	$1,966	$180	$3,779
Cash charges	3,106	3,946	5	7,057
Payments	(1,904)	(1,897)	(36)	(3,837)
Currency adjustments	45	37	—	82

Balance, March 31, 2016	$2,880	$4,052	$149	$7,081

(12) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	March 31, 2016	December 31, 2015
A term loans(1)(2)	$568,955	$575,746
B term loans(1)(2)	963,656	965,740
7.25% Senior notes(2)	446,689	446,320
6.5% Senior subordinated notes(2)	419,533	419,209
6.375% Senior subordinated notes(2)	418,362	418,133
3% Convertible senior subordinated notes(3)	149,960	149,839
Other lines of credit	22	136
Other	49,521	56,035

	3,016,698	3,031,158
Less: Short-term debt and current portion of long-term debt	(193,044)	(199,992)

Long-term debt	$2,823,654	$2,831,166

(1)	Incurred under our secured credit facility entered into on June 18, 2015.
(2)	As discussed more fully below in this Note 12, (i) on March 31, 2016 we were in default under the credit agreement governing our secured credit facility, or the Credit Agreement, and the respective indentures governing our 7.25% senior notes, our 6.5% senior subordinated notes, our 6.375% senior subordinated notes and our 3% convertible senior subordinated notes as a result of our failure to timely furnish to the holders of such debt our annual financial statements for the year ended December 31, 2015 and (ii) we subsequently entered into an amendment to the Credit Agreement and solicited consents from the requisite holders of our senior notes and senior subordinated notes (other than holders of our 3% convertible senior subordinated notes) to waive certain defaults and extend the deadline dates for the filing and delivery, as applicable, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, this Quarterly Report on Form 10-Q and certain related deliverables in order to avoid events of default under the Credit Agreement and the indentures governing such notes.
(3)	The principal amount of the 3% convertible senior subordinated notes is included in the short-term debt and current portion of long-term debt on our consolidated balance sheets as of December 31, 2015 and March 31, 2016, as these notes matured (and were fully paid and discharged) in May 2016.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Secured credit facility (1)	$17,043	$—
Prior credit facility(2)	—	19,462
7.25% Senior notes	8,524	8,524
6.375% Senior subordinated notes	7,003	—
6.5% Senior subordinated notes	7,231	7,233
8.625% Senior subordinated notes	—	9,273
3% Convertible senior subordinated notes	1,244	1,246
Other	1,060	693

	$42,105	$46,431

(1)	Includes “A” term loans, “B” term loans, and revolving line of credit loans.
(2)

Includes the following loans under our prior credit facility: “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans and later converted into and consolidated into the “B” term loans; and revolving line of credit loans. For the three months ended March 31, 2016 and 2015, the amounts include $0.0 million and $0.4 million, respectively, related to the amortization of fees paid for certain debt modifications.

April 2016 Amendment to Secured Credit Facility and May 2016 Waivers with respect to Senior Notes and Senior Subordinated Notes

On April 22, 2016, we and the requisite lenders under the Credit Agreement entered into an amendment to the Credit Agreement pursuant to which they agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or will occur, resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and certain related deliverables for the year ended December 31, 2015 by the applicable deadline under the Credit Agreement, (y) any restatement of certain financial statements as a result of our incorrect application of revenue recognition principles for the years ended December 31, 2013, 2014 and 2015, or (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the audit of our financial statements for the year ended December 31, 2015, to the extent that such breach is due to our incorrect application of revenue recognition principles for the years ended December 31, 2013, 2014 and 2015, and (ii) extend the deadlines for delivery of the financial statements for the year ended December 31, 2015, the financial statements for the quarter ended March 31, 2016 and certain related deliverables. Under the terms of this amendment, we are required to deliver our unaudited financial statements for the three months ended March 31, 2016 and certain related deliverables on or before August 18, 2016, and our failure to do so could give rise to an Event of Default under the Credit Agreement and may result in the acceleration of the amounts due thereunder. In connection with this amendment, we paid, among other fees and expenses, to each consenting lender aggregate consent fees of 0.250% of the sum of (i) the aggregate principal amount of such lender’s Term Loans outstanding on the effective date of the amendment and (ii) such lender’s Revolving Credit Commitment (each as defined in the Credit Agreement) outstanding on the effective date of the amendment, or approximately $4.5 million in the aggregate for all consenting lenders. The amendment also increases the applicable interest rate margins for all loans outstanding under our secured credit facility by 0.25% per annum for the period from July 1, 2016 to the date of delivery of such financial reports and related deliverables under our secured credit facility.

See Note 23 Subsequent Events for a discussion of a proposed amendment to our Credit Agreement that the Company is pursuing.

In addition, on April 29, 2016, we commenced consent solicitations relating to our 6.5% senior subordinated notes, our 6.375% senior subordinated notes and our 7.25% senior notes, which we refer to collectively as the Notes. The consent solicitations were made to holders of record of the Notes as of April 28, 2016, and such solicitations were completed on May 9, 2016. Pursuant to the consent solicitations, the requisite holders of each series of Notes agreed to extend the deadline for delivery of certain financial information and to waive, through and until 5:00 p.m., New York City time, on August 31, 2016, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. and our subsequent Quarterly Reports on Form 10-Q, or the Failures to File. In connection with the Failures to File, we paid, in May and July 2016, to each holder of Notes who validly delivered a consent aggregate cash payments equal to $15.00 for each $1,000 aggregate principal amount of such holder’s Notes, or an aggregate of $19.2 million.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$71	$71	$—	$—

Total assets	$71	$71	$—	$—

Liabilities:
Contingent consideration obligations (1)	$57,547	$—	$—	$57,547

Total liabilities	$57,547	$—	$—	$57,547

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$164	$164	$—	$—

Total assets	$164	$164	$—	$—

Liabilities:
Contingent consideration obligations (1)	$57,744	$—	$—	$57,744

Total liabilities	$57,744	$—	$—	$57,744

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 17(a) Commitments and Contingences for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2016 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2015	$57,744
Payments	(344)
Fair value adjustments	143
Foreign currency adjustments	4

Fair value of contingent consideration obligations, March 31, 2016	$57,547

At March 31, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.0 billion and $3.1 billion, respectively, at March 31, 2016. The carrying amount and estimated fair value of our long-term debt were $3.1 billion and $3.0 billion, respectively, at December 31, 2015. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(14) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our current reportable operating segments are professional diagnostics, consumer diagnostics, and corporate and other. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Professional Diagnostics	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended March 31, 2016:
Net revenue	$560,768	$17,442	$—	$578,209
Operating income (loss)	$82,679	$167	$(54,610)	$28,236
Gain on dispositions, net	$3,810	$—	$—	$3,810
Depreciation and amortization	$68,832	$1,499	$2,173	$72,504
Restructuring charges	$4,688	$—	$2,980	$7,668
Stock-based compensation	$—	$—	$9,602	$9,602
Three Months Ended March 31, 2015:
Net revenue	$590,924	$21,968	$—	$612,892
Operating income (loss)	$89,543	$2,204	$(61,110)	$30,637
Impairment and (gain) loss on dispositions, net	$(1,731)	$—	$36,523	$34,792
Depreciation and amortization	$72,469	$711	$1,234	$74,414
Restructuring charges	$4,235	$—	$35	$4,270
Stock-based compensation	$—	$—	$5,149	$5,149
Assets:
As of March 31, 2016	$5,627,777	$178,699	$88,832	$5,895,308
As of December 31, 2015	$5,619,901	$172,551	$130,669	$5,923,121

The following table summarizes our net revenue from the professional diagnostics reporting segment by groups of similar products and services for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cardiometabolic	$194,577	$200,936
Infectious disease	183,234	185,402
Toxicology	146,783	148,756
Other	33,444	51,132

Total professional diagnostics net product sales and services revenue	558,038	586,226
License and royalty revenue	2,730	4,698

Total professional diagnostics net revenue	$560,768	$590,924

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

We had a net payable to SPD of $5.2 million as of March 31, 2016 and $1.2 million as of December 31, 2015. The $5.2 million net payable balance as of March 31, 2016 is net of a receivable of approximately $1.4 million for costs incurred in connection with our 2008 SPD-related restructuring plans. The $1.2 million net payable balance as of December 31, 2015 is net of a receivable of approximately $1.5 million for costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $8.6 million and $8.9 million as of March 31, 2016 and December 31, 2015, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture have been classified as other receivables within prepaid and other current assets on our consolidated balance sheets in the amounts of $6.6 million and $7.8 million as of March 31, 2016 and December 31, 2015, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $17.7 million and $19.5 million during the three months ended March 31, 2016 and 2015, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.2 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. We defer our profit on products sold to SPD until the products are sold through to the customer. As a result of these related transactions, we have recorded $7.5 million and $9.9 million of trade receivables which are included in accounts receivable on our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, and $26.9 million and $23.6 million of trade accounts payable which are included in accounts payable on our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	March 31, 2016	December 31, 2015
Accounts receivable, net of allowances	$7,486	$9,873
Prepaid expenses and other current assets	$6,577	$6,602
Other non-current assets	$8,637	$8,895
Accounts payable	$26,882	$24,887

As previously disclosed, SPD is currently involved in civil litigation brought by a competitor in the United States with respect to the advertising of one of SPD’s products in the United States. During 2015, SPD appealed the district court’s injunction with respect to sales and advertising of such product, which was based on a finding that SPD violated certain laws with respect to the advertising of such product. The appellate court has issued a stay of the injunction, pending the outcome of the appeal. A ruling on the appeal is expected in the near future. In addition, a class action lawsuit has been initiated against SPD in the United States District Court for the Central District of California, alleging violations of certain laws in connection with the sales and advertising of one of SPD’s products which claims are based on similar grounds as those at issue in the litigation described above in this paragraph. SPD has moved to dismiss the class action lawsuit on the ground, among others, that the claims pleaded are preempted by federal law. A decision on the motion is expected shortly. There may be additional lawsuits against SPD or us relating to this matter in the future. The ultimate resolution of these matters is not known at this time, nor is the potential impact they may have on SPD or us, including whether any such resolution or any damages imposed by either court would have a material adverse impact on SPD and, ultimately, by virtue of our 50% interest in SPD, on our financial position or results of operations.

(b) Entrustment Loan Arrangement with SPD Shanghai

Our subsidiary Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD’s subsidiary SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23 million (approximately $3.6 million at March 31, 2016), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on our balance sheet and amounted to $3.6 million at March 31, 2016.

(c) TechLab

We have an equity method investment in TechLab, Inc., or TechLab, a company that provides diagnostic testing products used by physicians and other health care customers to diagnose, treat, and monitor intestinal diseases and other medical conditions. We own approximately 49% of Techlab. We have also entered into an exclusive distributor agreement with Techlab. This agreement grants us the global distribution rights to Techlab’s products with certain exceptions. We had trade payables owed to Techlab of $1.8 million and $3.2 million as of March 31, 2016 and December 31, 2015, respectively. We made product purchases from Techlab of $4.6 million and $4.4 million during the three months ended March 31, 2016 and 2015, respectively.

(16) Other Arrangements

In September 2014, we entered into a contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, to develop diagnostic countermeasures for pandemic influenza. Under the terms of the 3.5 year contract, BARDA has agreed to provide up to $12.9 million to us to support the development of a rapid, molecular, low-cost influenza diagnostic device with PCR-like performance at the point of care. The project is designed to help support future preparedness and medical response to an influenza pandemic. Funding from BARDA is subject to successful completion of various interim feasibility and development milestones as defined in the agreement. For the three months ended March 31, 2016 and 2015, we had incurred $0.7 million and $0.5 million, respectively, of qualified expenditures under the contract, for which we had received cash reimbursement from BARDA in the amount of $0.3 million and $0.3 million, respectively, and $0.4 million and $0.1 million were recorded as receivables as of March 31, 2016 and 2015, respectively. Reimbursements of qualified expenditures under this contract are recorded as a reduction of our related qualified research and development expenditures.

In February 2013, we entered into an agreement with the Bill & Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of validated, low-cost, nucleic-acid assays and cartridges for clinical Tuberculosis (TB) detection and drug-resistance testing, and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provided for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. In April 2016, we and the Gates Foundation agreed to mutually terminate this grant and loan agreement and, therefore, there will be no additional grants and no advances will be available under the loan agreement. As of March 31, 2016, we had borrowed no amounts under the Gates Loan Agreement. As of March 31, 2016, we had received approximately $19.7 million in grant-related funding from the Gates Foundation. Grant funds were recorded upon receipt as restricted cash and deferred grant funding, with the deferred grant funding classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures were incurred under the terms of the grant, we used the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three months ended March 31, 2015, we incurred approximately $2.1 million of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses. There were no amounts remaining as restricted cash or deferred grant funding under the February 2013 grant agreement as of March 31, 2016.

In addition to the February 2013 grant discussed above, we have also been awarded several smaller grants by the Gates Foundation in the aggregate amount of approximately $2.9 million to support the elimination of malaria. We incurred qualifying expenses totaling approximately $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, $1.8 million was recorded as restricted cash and deferred grant funding on our accompanying consolidated balance sheet.

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

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of March 31, 2016		Remaining Earn-out Period as of March 31, 2016		Estimated Fair Value as of March 31, 2016	Estimated Fair Value as of December 31, 2015	Payments Made During 2016
TwistDx, Inc.(1)	March 11, 2010	$35,600	$103,048		2016 – 2025	(3)	$48,800	$47,800	$199
Epocal(2)	February 1, 2013	$75,000	$47,725		2016 – 2018		3,700	4,700	—
Other	Various	$30,373	$—	(4)	2016		5,047	5,244	145

							$57,547	$57,744	$344

(1)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets through 2025.

(2)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(3)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(4)	The maximum remaining earn-out potential for the other acquisitions is not determinable due to the nature of one of the earn-outs, which is tied to an unlimited revenue metric.

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

Claims in the Ordinary Course and Other Matters

We are also party to certain other legal proceedings and other governmental investigations, or are requested to provide information in connection with such proceedings or investigations. For example, in December 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. In addition, we received a U.S. Department of Justice criminal subpoena addressed to Alere Toxicology Services, Inc. on July 1, 2016 which seeks records related to Medicare, Medicaid and Tricare billings dating back to 2010 for specific patient samples tested at our Austin, Texas pain management laboratory and payments made to physicians. We are cooperating with these investigations and are providing documents in response to both subpoenas. We and our subsidiary, Arriva Medical, LLC, are also in the process of responding to Civil Investigative Demands, or CIDs, the most recent of which was received in July 2016, from the United States Attorney for the Middle District of Tennessee in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The CIDs request patient and insurance billing and medical records, records related to interactions with third parties, and correspondence relating to the same, dating back to January 2010. We are cooperating with the investigation and are providing documents responsive to the CIDs. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on Alere or its subsidiaries.

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

(18) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that we adopt on or before the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position, results of operations, comprehensive income or cash flows upon adoption. Please also see Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recently Issued Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2016-09 to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, or ASU 2016-07. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-07 also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted. We do not expect the adoption of ASU 2016-07 to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires lessees to recognize for all leases (with the exception of short-term leases) at the commencement date, a lease liability which is a lessee‘s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied with a modified retrospective transition approach, with early adoption permitted. We do not expect the adoption of ASU 2016-02 to have a significant impact on our consolidated financial statements.

We believe that there were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements.

Recently Adopted Standards

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. ASU 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. Effective January 1, 2016, we adopted ASU 2015-16. The adoption did not have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. It requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest —Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), or ASU 2015-15. ASU 2015-15 adds the authoritative guidance on presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements to ASU 2015-03. Effective January 1, 2016, we adopted ASU 2015-03 and ASU 2015-15, as such, we have reclassified $32.1 million and $34.1 million of debt issuance costs from Other non-current assets to long-term debt, net of current portion on our balance sheet, as of March 31, 2016 and December 31, 2015, respectively.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. Effective March 31, 2016, we adopted ASU 2014-12. The adoption did not have a significant impact on our consolidated financial statements.

(19) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $4.6 million and $3.6 million during the three months ended March 31, 2016 and 2015, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods and elimination of intercompany profit in inventory related to sales from Alere to SPD which is reflected in SPD’s net income.

(b) TechLab

We recorded earnings of $0.5 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

As of March 31, 2016, we continued to meet the held for sale criteria with respect to our 49% investment in TechLab. We intend to use all or a portion of the proceeds from any sale of this investment to fund our working capital, operations, research and development or repay a portion of our outstanding indebtedness. Accordingly, we have classified our investment in TechLab in assets held for sale – non-current in our consolidated balance sheet as of March 31, 2016.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended March 31,
Combined Condensed Results of Operations:	2016	2015
Net revenue	$53,434	$47,857

Gross profit	$36,219	$33,271

Net income after taxes	$10,141	$8,057

Combined Condensed Balance Sheet:	March 31, 2016	December 31, 2015
Current assets	$90,258	$71,542
Non-current assets	29,445	30,802

Total assets	$119,703	$102,344

Current liabilities	$47,009	$37,609
Non-current liabilities	5,033	5,157

Total liabilities	$52,042	$42,766

(20) Impairment and (Gain) Loss on Dispositions, Net

In January 2016, we completed the sale of our Alere E-Santé business, which was a component of our professional diagnostics reporting unit and business segment. We received cash consideration of approximately $8.1 million, net of a final working capital adjustment totaling approximately $0.2 million, and we are eligible to receive up to $1.5 million of contingent cash consideration. As a result of this transaction, we recorded a $3.8 million gain in the three months ended March 31, 2016 on the disposition of the Alere E-Santé business.

In March 2015, we sold certain assets of our AdnaGen GmbH business, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in cash proceeds and, as a result of this transaction, we recorded a loss of $0.3 million during the three months ended March 31, 2015.

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for €7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.5 million during the three months ended March 31, 2015.

The financial results for the above businesses are immaterial to our consolidated financial results.

(21) Provision (Benefit) for Income Taxes

The benefit for income taxes decreased by $7.7 million to $0.2 million for three months ended March 31, 2016 from $7.9 million for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 and 2015, was 1% and 43%, respectively.

The Company determines its estimated annual effective tax rate at the end of each interim period based on full-year forecasted pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period. The tax effect of significant unusual items is reflected in the period in which they occur. Our annual effective tax rate is calculated based on forecasted income (loss) across various jurisdictions, and can change based on the mix of jurisdictional income (loss). The difference between the estimated annual effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to a (100)% impact of the forecasted jurisdictional mix of income and foreign rate differential offset by a 37% impact for the entities with losses which are not benefited, 21% impact from non-deductible stock compensation, and 8% impact for non-deductible transaction costs and other items.

(22) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 6.5% senior subordinated notes due 2020 and our 6.375% senior subordinated notes due 2023 are guaranteed, and before their redemption on October 1, 2015, our 8.625% senior subordinated notes due 2018 were guaranteed, by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2016 and December 31, 2015, the related statements of operations, statements of comprehensive income and statements of cash flows for the three months ended March 31, 2016 and 2015, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

We have reclassified $32.1 million and $34.1 million of debt issuance costs from Other non-current assets to long-term debt, net of current portion on our balance sheet at March 31, 2016 and December 31, 2015, respectively, as described in Note 18 Recent Accounting Pronouncements.

As discussed in Note 2 Revision to Previously Reported Consolidated Financial Statements, in connection with the preparation of our consolidated financial statements for 2015, we determined that, in 2013 and 2014, each of the interim periods in 2014 and the first three quarters of 2015, we had incorrectly recorded the revenue for such periods. In addition, we corrected several out-of-period adjustments. As a result, we revised our consolidated financial information for the years ended December 31, 2014 and 2013, each of the interim periods in 2014 and the first three quarters of 2015. The revisions to the consolidating statements of cash flows in this Note 22 did not impact previously reported net cash flows from operating activities, investing activities, or financing activities and as a result, there was no net impact to net change in cash and cash equivalents for the three months ended March 31, 2015.

The following schedules reconcile the amounts as previously reported in our consolidating financial statements to the corresponding revised amounts:

	Three Months Ended March 31, 2015
Revised Consolidating Statement of Operations- Guarantor Subsidiaries (in thousands)	As Previously Reported	Revision Adjustment	As Revised
Net revenue	$328,462	$(2,170)	$326,292
Cost of net revenue	$188,036	$(896)	$187,140
Income (loss) from continuing operations before benefit for income taxes	$4,916	$(2,371)	$2,545
Provision (benefit) for income taxes	$1,820	$(1,069)	$751
Income (loss) from continuing operations	$3,096	$(1,302)	$1,794

	Three Months Ended March 31, 2015
Revised Consolidating Statement of Operations- Non-Guarantor Subsidiaries (in thousands)	As Previously Reported	Revision Adjustment	As Revised
Net revenue	$343,359	$6,909	$350,268
Cost of net revenue	$192,485	$2,405	$194,890
Income from continuing operations before benefit for income taxes	$77,164	$4,504	$81,668
Provision for income taxes	$9,715	$2,002	$11,717
Income from continuing operations	$71,017	$2,502	$73,519

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2016

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$224,380	$296,837	$(61,446)	$459,771
Services revenue	—	104,484	11,225	—	115,709

Net product sales and services revenue	—	328,864	308,062	(61,446)	575,480
License and royalty revenue	—	2,920	2,558	(2,749)	2,729

Net revenue	—	331,784	310,620	(64,195)	578,209

Cost of net product sales	114	124,758	165,982	(53,393)	237,461
Cost of services revenue	—	72,495	8,040	(7,435)	73,100

Cost of net product sales and services revenue	114	197,253	174,022	(60,828)	310,561
Cost of license and royalty revenue	—	17	4,123	(2,749)	1,391

Cost of net revenue	114	197,270	178,145	(63,577)	311,952

Gross profit (loss)	(114)	134,514	132,475	(618)	266,257
Operating expenses:
Research and development	4,134	14,459	8,469	—	27,062
Sales and marketing	1,336	54,465	44,012	—	99,813
General and administrative	44,615	33,186	37,155	—	114,956
Impairment and (gain) loss on dispositions, net	—	—	(3,810)	—	(3,810)

Operating income (loss)	(50,199)	32,404	46,649	(618)	28,236
Interest expense, including amortization of original issue discounts and deferred financing costs	(41,087)	(2,652)	(3,067)	4,700	(42,106)
Other income (expense), net	1,988	2,502	(1,139)	(4,700)	(1,349)

Income (loss) before provision (benefit) for income taxes	(89,298)	32,254	42,443	(618)	(15,219)
Provision (benefit) for income taxes	(54)	250	(404)	—	(208)

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(89,244)	32,004	42,847	(618)	(15,011)
Equity in earnings of subsidiaries, net of tax	78,586	—	—	(78,586)	—
Equity earnings of unconsolidated entities, net of tax	681	—	4,581	(228)	5,034

Net income (loss)	(9,977)	32,004	47,428	(79,432)	(9,977)
Less: Net income attributable to non-controlling interests	—	—	103	—	103

Net income (loss) attributable to Alere Inc. and Subsidiaries	(9,977)	32,004	47,325	(79,432)	(10,080)
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income (loss) available to common stockholders	$(15,286)	$32,004	$47,325	$(79,432)	$(15,389)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2015

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$215,038	$330,106	$(60,806)	$484,338
Services revenue	—	108,057	15,799	—	123,856

Net product sales and services revenue	—	323,095	345,905	(60,806)	608,194
License and royalty revenue	—	3,197	4,363	(2,862)	4,698

Net revenue	—	326,292	350,268	(63,668)	612,892

Cost of net product sales	416	112,295	182,406	(55,016)	240,101
Cost of services revenue	50	74,037	8,440	(6,901)	75,626

Cost of net product sales and services revenue	466	186,332	190,846	(61,917)	315,727
Cost of license and royalty revenue	(40)	808	4,044	(2,862)	1,950

Cost of net revenue	426	187,140	194,890	(64,779)	317,677

Gross profit (loss)	(426)	139,152	155,378	1,111	295,215
Operating expenses:
Research and development	2,302	14,919	10,795	—	28,016
Sales and marketing	1,260	53,227	54,592	—	109,079
General and administrative	20,523	37,770	34,398	—	92,691
Impairment and (gain) loss on dispositions, net	36,523	30,608	(32,339)	—	34,792

Operating income (loss)	(61,034)	2,628	87,932	1,111	30,637
Interest expense, including amortization of original issue discounts and deferred financing costs	(46,098)	(3,285)	(4,043)	6,995	(46,431)
Other income (expense), net	3,647	3,202	(2,221)	(6,995)	(2,367)

Income (loss) from continuing operations before provision (benefit) for income taxes	(103,485)	2,545	81,668	1,111	(18,161)
Provision (benefit) for income taxes	(20,667)	751	11,717	346	(7,853)

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(82,818)	1,794	69,951	765	(10,308)
Equity in earnings of subsidiaries, net of tax	74,133	—	—	(74,133)	—
Equity earnings of unconsolidated entities, net of tax	424	—	3,568	(33)	3,959

Income (loss) from continuing operations	(8,261)	1,794	73,519	(73,401)	(6,349)
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Net income (loss)	210,428	(118)	73,519	(73,401)	210,428
Less: Net income attributable to non-controlling interests	—	—	88	—	88

Net income (loss) attributable to Alere Inc. and Subsidiaries	210,428	(118)	73,431	(73,401)	210,340
Preferred stock dividends	(5,250)	—	—	—	(5,250)

Net income (loss) available to common stockholders	$205,178	$(118)	$73,431	$(73,401)	$205,090

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(9,977)	$32,004	$47,428	$(79,432)	$(9,977)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	115	(129)	22,207	—	22,193
Minimum pension liability adjustment	—	—	155	—	155

Other comprehensive income (loss), before tax	115	(129)	22,362	—	22,348
Income tax benefit related to items of other comprehensive income	—	—	—	—	—

Other comprehensive income (loss), net of tax	115	(129)	22,362	—	22,348

Comprehensive income (loss)	(9,862)	31,875	69,790	(79,432)	12,371
Less: Comprehensive income attributable to non-controlling interests	—	—	103	—	103

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(9,862)	$31,875	$69,687	$(79,432)	$12,268

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$210,428	$(118)	$73,519	$(73,401)	$210,428

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(657)	(572)	(79,113)	—	(80,342)
Minimum pension liability adjustment	—	—	(1,382)	—	(1,382)

Other comprehensive loss, before tax	(657)	(572)	(80,495)	—	(81,724)
Income tax benefit related to items of other comprehensive income	—	—	—	—	—

Other comprehensive loss, net of tax	(657)	(572)	(80,495)	—	(81,724)

Comprehensive income (loss)	209,771	(690)	(6,976)	(73,401)	128,704
Less: Comprehensive income attributable to non-controlling interests	—	—	88	—	88

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$209,771	$(690)	$(7,064)	$(73,401)	$128,616

CONSOLIDATING BALANCE SHEET

March 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$97,071	$4,482	$389,110	$—	$490,663
Restricted cash	1,763	—	4,403	—	6,166
Marketable securities	—	71	—	—	71
Accounts receivable, net of allowances	—	200,537	258,755	—	459,292
Inventories, net	—	171,739	204,256	(25,064)	350,931
Deferred tax assets	(52,409)	31,285	23,244	(2,120)	—
Prepaid expenses and other current assets	8,726	25,789	103,276	6,578	144,369
Intercompany receivables	186,846	766,023	129,311	(1,082,180)	—

Total current assets	241,997	1,199,926	1,112,355	(1,102,786)	1,451,492
Property, plant and equipment, net	30,124	225,834	191,373	(2,113)	445,218
Goodwill	—	1,823,647	1,016,045	—	2,839,692
Other intangible assets with indefinite lives	—	7,608	21,211	(59)	28,760
Finite-lived intangible assets, net	2,873	596,886	365,913	(3,039)	962,633
Restricted cash	—	—	43,388	—	43,388
Other non-current assets	794	2,227	15,414	(508)	17,927
Investments in subsidiaries	3,399,545	158,195	57,650	(3,615,390)	—
Investments in unconsolidated entities	687	14,765	43,069	16,223	74,744
Deferred tax assets	(14,079)	12	30,191	—	16,124
Non-current income tax receivable	3,517	—	—	—	3,517
Assets held for sale — non-current	11,813	—	—	—	11,813
Intercompany notes receivables	1,878,821	708,709	5,900	(2,593,430)	—

Total assets	$5,556,092	$4,737,809	$2,902,509	$(7,301,102)	$5,895,308

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$190,073	$—	$2,971	$—	$193,044
Current portion of capital lease obligations	—	2,106	1,942	—	4,048
Accounts payable	12,288	70,302	83,210	—	165,800
Accrued expenses and other current liabilities	(546,246)	646,418	213,609	2,214	315,995
Intercompany payables	688,995	186,318	206,867	(1,082,180)	—

Total current liabilities	345,110	905,144	508,599	(1,079,966)	678,887

Long-term liabilities:
Long-term debt, net of current portion	2,777,081	—	46,573	—	2,823,654
Capital lease obligations, net of current portion	—	1,636	6,018	—	7,654
Deferred tax liabilities	(158,407)	250,394	52,414	82	144,483
Other long-term liabilities	15,329	59,504	81,517	(508)	155,842
Intercompany notes payables	496,556	1,165,042	931,832	(2,593,430)	—

Total long-term liabilities	3,130,559	1,476,576	1,118,354	(2,593,856)	3,131,633

Total stockholders’ equity	2,080,423	2,356,089	1,271,191	(3,627,280)	2,080,423
Non-controlling interests	—	—	4,365	—	4,365

Total equity	2,080,423	2,356,089	1,275,556	(3,627,280)	2,084,788

Total liabilities and equity	$5,556,092	$4,737,809	$2,902,509	$(7,301,102)	$5,895,308

CONSOLIDATING BALANCE SHEET

December 31, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$139,153	$21,150	$341,897	$—	$502,200
Restricted cash	1,250	—	4,444	—	5,694
Marketable securities	—	164	—	—	164
Accounts receivable, net of allowances	—	192,591	253,242	—	445,833
Inventories, net	—	173,383	194,192	(20,574)	347,001
Deferred tax assets	(52,410)	31,285	23,244	(2,119)	—
Prepaid expenses and other current assets	7,575	27,095	110,961	6,602	152,233
Assets held for sale — current	—	—	4,165	—	4,165
Intercompany receivables	620,838	812,957	50,691	(1,484,486)	—

Total current assets	716,406	1,258,625	982,836	(1,500,577)	1,457,290
Property, plant and equipment, net	31,384	228,065	188,084	(1,494)	446,039
Goodwill	—	1,823,919	1,012,996	—	2,836,915
Other intangible assets with indefinite lives	—	7,638	20,531	(59)	28,110
Finite-lived intangible assets, net	2,951	627,269	370,261	(3,200)	997,281
Restricted cash	—	—	43,228	—	43,228
Other non-current assets	804	2,340	15,380	(446)	18,078
Investments in subsidiaries	3,294,857	158,195	57,650	(3,510,702)	—
Investments in unconsolidated entities	502	14,764	37,947	12,120	65,333
Deferred tax assets	(14,078)	(14)	28,085	—	13,993
Non-current income tax receivable	3,517	—	—	—	3,517
Assets held for sale — non-current	13,337	—	—	—	13,337
Intercompany notes receivables	1,905,188	672,032	6,900	(2,584,120)	—

Total assets	$5,954,868	$4,792,833	$2,763,898	$(7,588,478)	$5,923,121

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$197,084	$—	$2,908	$—	$199,992
Current portion of capital lease obligations	—	2,018	1,944	—	3,962
Accounts payable	15,981	76,890	102,881	—	195,752
Accrued expenses and other current liabilities	(554,350)	650,632	225,944	2,239	324,465
Liabilities related to assets held for sale — current	—	—	363	—	363
Intercompany payables	1,122,042	249,553	112,891	(1,484,486)	—

Total current liabilities	780,757	979,093	446,931	(1,482,247)	724,534

Long-term liabilities:
Long-term debt, net of current portion	2,784,913	—	46,253	—	2,831,166
Capital lease obligations, net of current portion	—	840	6,341	—	7,181
Deferred tax liabilities	(157,708)	250,495	54,749	82	147,618
Other long-term liabilities	14,962	59,309	80,369	(447)	154,193
Intercompany notes payables	477,779	1,181,168	925,173	(2,584,120)	—

Total long-term liabilities	3,119,946	1,491,812	1,112,885	(2,584,485)	3,140,158

Total stockholders’ equity	2,054,165	2,321,928	1,199,818	(3,521,746)	2,054,165
Non-controlling interests	—	—	4,264	—	4,264

Total equity	2,054,165	2,321,928	1,204,082	(3,521,746)	2,058,429

Total liabilities and equity	$5,954,868	$4,792,833	$2,763,898	$(7,588,478)	$5,923,121

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(9,977)	$32,004	$47,428	$(79,432)	$(9,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(78,586)	—	—	78,586	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	2,188	4	44	—	2,236
Depreciation and amortization	2,203	45,691	23,722	888	72,504
Non-cash stock-based compensation expense	5,069	2,287	2,246	—	9,602
Impairment of inventory	—	—	1,349	—	1,349
Impairment of long-lived assets	—	608	—	—	608
Loss on sale of fixed assets	15	8	300	—	323
Equity earnings of unconsolidated entities, net of tax	(681)	—	(4,581)	228	(5,034)
Deferred income taxes	—	(100)	(6,712)	—	(6,812)
Loss related to impairment and net (gain) loss on dispositions	—	—	(3,810)	—	(3,810)
Other non-cash items	105	303	2,088	—	2,496
Non-cash change in fair value of contingent purchase price consideration	(1,000)	1,199	(57)	—	142
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(7,875)	(1,324)	—	(9,199)
Inventories, net	—	(6,681)	(7,196)	(270)	(14,147)
Prepaid expenses and other current assets	(1,137)	1,514	(6,198)	25	(5,796)
Accounts payable	(3,694)	(6,773)	(21,075)	—	(31,542)
Accrued expenses and other current liabilities	9,892	(2,703)	(14,577)	(25)	(7,413)
Other non-current liabilities	(616)	(870)	1,562	(62)	14
Cash paid for contingent consideration	(143)	—	—	—	(143)
Intercompany payable (receivable)	46,244	(69,205)	22,961	—	—

Net cash provided by (used in) operating activities	(30,118)	(10,589)	36,170	(62)	(4,599)

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(513)	—	77	—	(436)
Purchases of property, plant and equipment	(841)	(5,615)	(8,048)	—	(14,504)
Proceeds from sale of property, plant and equipment	—	40	572	—	612
Cash received from (used in) dispositions, net of cash divested	(1,337)	—	22,807	—	21,470
Cash paid for business acquisitions, net of cash acquired	—	—	(5,945)	—	(5,945)
Cash received from sales of marketable securities	—	93	—	—	93
Cash received from equity method investments	2,205	—	—	—	2,205
Cash paid for investments	(184)	—	—	—	(184)
(Increase) decrease in other assets	(64)	(98)	(440)	62	(540)

Net cash provided by (used in) investing activities	(734)	(5,580)	9,023	62	2,771

Cash Flows from Financing Activities:
Cash paid for financing costs	(1)	—	—	—	(1)
Cash paid for contingent purchase price consideration	—	—	(145)	—	(145)
Proceeds from issuance of common stock, net of issuance costs	11,124	—	—	—	11,124
Proceeds from issuance of long-term debt	—	—	325	—	325
Payments on long-term debt	(17,030)	—	(245)	—	(17,275)
Net payments under revolving credit facilities	—	—	(127)	—	(127)
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Principal payments on capital lease obligations	—	(659)	(448)	—	(1,107)

Net cash used in financing activities	(11,230)	(659)	(640)	—	(12,529)

Foreign exchange effect on cash and cash equivalents	—	160	2,660	—	2,820

Net increase (decrease) in cash and cash equivalents	(42,082)	(16,668)	47,213	—	(11,537)
Cash and cash equivalents, beginning of period	139,153	21,150	341,897	—	502,200

Cash and cash equivalents, end of period	$97,071	$4,482	$389,110	$—	$490,663

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$210,428	$(118)	$73,519	$(73,401)	$210,428
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Income (loss) from continuing operations	(8,261)	1,794	73,519	(73,401)	(6,349)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(74,133)	—	—	74,133	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	3,917	7	22	—	3,946
Depreciation and amortization	1,650	42,097	30,654	13	74,414
Non-cash stock-based compensation expense	2,435	1,239	1,475	—	5,149
Impairment of inventory	—	133	(55)	—	78
Impairment of long-lived assets	—	28	(97)	—	(69)
Loss on disposition of fixed assets	—	1,346	45	—	1,391
Equity earnings of unconsolidated entities, net of tax	(424)	—	(3,568)	33	(3,959)
Deferred income taxes	9	(22,090)	318	345	(21,418)
Loss related to impairment and net (gain) on dispositions	36,523	30,608	(32,339)	—	34,792
Other non-cash items	1,686	(749)	7,245	(1)	8,181
Non-cash change in fair value of contingent purchase price consideration	300	171	(14,506)	—	(14,035)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	4,728	(16,483)	—	(11,755)
Inventories, net	—	(14,699)	(13,693)	(1,313)	(29,705)
Prepaid expenses and other current assets	(4,680)	13,671	15,179	(5,190)	18,980
Accounts payable	(7,637)	(470)	(10,541)	—	(18,648)
Accrued expenses and other current liabilities	(1,681)	13,668	(18,881)	5,612	(1,282)
Other non-current liabilities	(5,624)	(191)	(1,060)	(473)	(7,348)
Cash paid for contingent purchase price consideration	(3,641)	—	(13)	—	(3,654)
Intercompany payable (receivable)	49,312	(57,097)	7,784	1	—

Net cash provided by (used in) continuing operations	(10,249)	14,194	25,005	(241)	28,709
Net cash provided by discontinued operations	—	318	—	—	318

Net cash provided by (used in) operating activities	(10,249)	14,512	25,005	(241)	29,027

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	1,919	—	(1,848)	—	71
Purchases of property, plant and equipment	(3,274)	(10,154)	(12,409)	190	(25,647)
Proceeds from sale of property, plant and equipment	—	—	808	—	808
Cash received from (used in) disposition, net of cash divested	587,637	(8,584)	2,132	—	581,185
Cash received from sales of marketable securities	—	86	—	—	86
Decrease in other assets	348	362	152	51	913

Net cash provided by (used in) continuing operations	586,630	(18,290)	(11,165)	241	557,416
Net cash used in discontinued operations	—	(209)	—	—	(209)

Net cash provided by (used in) investing activities	586,630	(18,499)	(11,165)	241	557,207

Cash Flows from Financing Activities:
Cash paid for financing costs	(59)	—	—	—	(59)
Cash paid for contingent purchase price consideration	(3,953)	—	(743)	—	(4,696)
Proceeds from issuance of common stock, net of issuance costs	34,632	—	—	—	34,632
Proceeds from issuance of long-term debt	—	—	15	—	15
Payments on short-term debt	—	—	(321)	—	(321)
Payments on long-term debt	(463,000)	—	(11)	—	(463,011)
Net payments under revolving credit facilities	(127,000)	—	(50)	—	(127,050)
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Principal payments on capital lease obligations	—	(627)	(857)	—	(1,484)

Net cash used in continuing operations	(564,703)	(627)	(1,967)	—	(567,297)
Net cash used in discontinued operations	—	(76)	—	—	(76)

Net cash used in financing activities	(564,703)	(703)	(1,967)	—	(567,373)

Foreign exchange effect on cash and cash equivalents	—	(207)	(5,920)	—	(6,127)

Net increase (decrease) in cash and cash equivalents	11,678	(4,897)	5,953	—	12,734
Cash and cash equivalents, beginning of period - continuing operations	2,149	69,154	307,158	—	378,461
Cash and cash equivalents, beginning of period - discontinued operations	—	23,300	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$13,827	$87,557	$313,111	$—	$414,495

(23) Subsequent Events

Amendments and waivers under Credit Agreement and note indentures

As further described in Note 12 above, in April 2016 we entered into an amendment to our Credit Agreement, and in May 2016 we obtained consents to amend the indentures governing certain of our senior and senior subordinated notes.

We expect to seek an amendment to the Credit Agreement

On August 10, 2016, we filed a Form 12b-25 disclosing that we were unable to file our Quarterly Report on Form 10-Q for the three months ended June 30, 2016 within the prescribed time period without unreasonable effort or expense.

As of the date hereof, we are seeking an amendment to the Credit Agreement that, if approved by the lenders, would provide an extension of the date by which we must deliver to the Administrative Agents (as defined in the Credit Agreement): (i) the financial statements for the three months ended June 30, 2016 and related deliverables to September 13, 2016 and (ii) the financial statements for the three months ended March 31, 2016 and related deliverables to August 25, 2016 and waive certain related potential defaults and Events of Default (as defined in the Credit Agreement).

Maturity of our 3.0% convertible senior subordinated notes

Our 3% convertible senior subordinated notes matured on May 15, 2016. Based on the price of our common stock on the date of maturity, we paid all outstanding principal and accrued interest owing under such notes in cash. The aggregate amount paid to the noteholders at maturity was approximately $152.0 million, consisting of $125.0 million in cash drawn under our revolving credit facility plus $27.0 million of cash available on such date

INRatio®2 PT/INR Monitoring System Voluntary Withdrawal

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

We submitted the software enhancements to the FDA at the end of 2015. The FDA notified us that it believes that our studies do not adequately demonstrate the effectiveness of the software modification and advised us to submit a proposed plan to voluntarily remove the INRatio® device from the market.

In light of this input from the FDA and our business considerations, in July 2016 we determined to voluntarily remove the INRatio systems from the market.

Due to the fact that the circumstances giving rise to the voluntary withdrawal in the United States and related action outside the U.S. existed as of December 31, 2015, certain charges incurred in connection with the withdrawal were recorded in the fourth quarter of 2015. Specifically, we recorded a charge of approximately $38 million in the year ended December 31, 2015, related to impairment of inventory and production equipment and estimated costs of removing our INRatio and INRatio2 from the market. As of March 31, 2016, $16.0 million of the estimated costs of removing INRatio and INRatio 2 from the market were included in accrued expenses. Additionally, our decision to withdraw the INRatio and INRatio2 PT/INR Monitoring Systems impacted the useful life assumptions of certain tangible and intangible assets. As a result of this change in estimate, we recorded approximately $4.1 million of accelerated amortization of intangible assets and approximately $0.7 million of accelerated depreciation of tangible assets in the three months ended March 31, 2016. Finally, during the remainder of fiscal year 2016 we expect to incur approximately $12.3 million of accelerated amortization, approximately $2.4 million of accelerated depreciation, and $2.0 million of other one-time cash expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the expected closing date of the transactions contemplated by the Merger Agreement with Abbott Laboratories, the benefits of our improved products, our plans to voluntarily withdraw the INRatio and INRatio2 PT/INR Monitoring Systems from the market, future competition in our markets, the implementation and effectiveness of efforts to remediate our material weaknesses, the outcome of certain tax examinations, the timing of decisions and the outcome in connection with certain legal proceedings to which we and other parties are subject, the sources of funds to pay the principal and interest on our indebtedness and certain expenses, intention to retain earnings to support our growth strategy, future trends with respect to license and royalty revenues, future trends with respect to amortization expense, the source of funds and the expected ability to fund short and long-term working capital needs, the anticipated use of proceeds from divestitures, future plans with respect to the repatriation of cash held by foreign entities, future litigation being brought against us and the impact of such litigation, the expected impact of recently announced and adopted accounting standards and other accounting standards on our financial statements, anticipated increases or decreases to certain tax benefits, expected future expenses in connection with the voluntary withdrawal of INRatio products from the market, anticipated expenses and costs in connection with certain restructuring plans, future charges in connection with a withdrawal of a product from the market, the expectation to enter into an amendment to our Credit Agreement (and the terms and provisions of such amendment), potential new product and technology achievements and the potential for selective divestitures of non-core assets. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

In addition, after entering into the Merger Agreement, Abbott informed us that it had serious concerns about, among other things, the accuracy of various representations, warranties and covenants made by us in the Merger Agreement. Abbott indicated that these concerns relate to the delay in filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as well as governmental investigations previously announced by us. Abbott has since requested information from us about these and other matters, citing contractual rights to receive information under the Merger Agreement. In the initial meeting in which Abbott expressed its concerns to us, as part of a discussion about potential paths forward, Abbott requested that we agree to terminate the Merger Agreement in return for a payment by Abbott to us in the range of between $30 and $50 million in respect of our transaction expenses. Our Board of Directors promptly rejected that request. In these discussions, Abbott affirmed its commitment to abide by its obligations under the Merger Agreement.

INRatio and INRatio®2 PT/INR Monitoring System Voluntary Withdrawal

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

We submitted the software enhancements to the FDA at the end of 2015. The FDA notified us that it believes that our studies do not adequately demonstrate the effectiveness of the software modification and advised us to submit a proposed plan to voluntarily remove the INRatio® device from the market.

In light of this input from the FDA and our business considerations, in July 2016 we determined to voluntarily remove the INRatio systems from the market.

Due to the fact that the circumstances giving rise to the voluntary withdrawal in the United States and related action outside the U.S. existed as of December 31, 2015, certain charges incurred in connection with the withdrawal were recorded in the fourth quarter of 2015. Specifically, we recorded a charge of approximately $38 million in the year ended December 31, 2015, related to impairment of inventory and production equipment and estimated costs of removing our INRatio and INRatio2 from the market. As of March 31, 2016, $16.0 million of the estimated costs of removing INRatio and INRatio 2 from the market were included in accrued expenses. Additionally, our decision to withdraw the INRatio and INRatio2 PT/INR Monitoring Systems impacted the useful life assumptions of certain tangible and intangible assets. As a result of this change in estimate, we recorded approximately $4.1 million of accelerated amortization of intangible assets and approximately $0.7 million of accelerated depreciation of tangible assets in the three months ended March 31, 2016. Finally, during the remainder of fiscal year 2016 we expect to incur approximately $12.3 million of accelerated amortization, approximately $2.4 million of accelerated depreciation, and $2.0 million of other one-time cash expenditures.

Amendment to Credit Agreement

On April 22, 2016, we and the requisite lenders under the Credit Agreement entered into an amendment to the Credit Agreement pursuant to which they agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or will occur, resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and certain related deliverables for the year ended December 31, 2015 by the applicable deadline under the Credit Agreement, (y) any restatement of certain financial statements as a result of our incorrect application of revenue recognition principles for the years ended December 31, 2013, 2014 and 2015, or (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the audit of our financial statements for the year ended December 31, 2015, to the extent that such breach is due to our incorrect application of revenue recognition principles for the years ended December 31, 2013, 2014 and 2015, and (ii) extend the deadlines for delivery of the financial statements for the year ended December 31, 2015, the financial statements for the quarter ended March 31, 2016 and certain related deliverables. Under the terms of this amendment, we are required to deliver our unaudited financial statements for the three months ended March 31, 2016 and certain related deliverables on or before August 18, 2016, and our failure to do so could give rise to an Event of Default under the Credit Agreement and may result in the acceleration of the amounts due thereunder. In connection with this amendment, we paid, among other fees and expenses, to each consenting lender aggregate consent fees of 0.250% of the sum of (i) the aggregate principal amount of such lender’s Term Loans outstanding on the effective date of the amendment and (ii) such lender’s Revolving Credit Commitment (each as defined in the Credit Agreement) outstanding on the effective date of the amendment, or approximately $4.5 million in the aggregate for all consenting lenders. The amendment also increases the applicable interest rate margins for all loans outstanding under our secured credit facility by 0.25% per annum for the period from July 1, 2016 to the date of delivery of such financial reports and related deliverables under our secured credit facility.

Consent Solicitation to Note Holders

On April 29, 2016, we commenced consent solicitations relating to our 6.5% senior subordinated notes, our 6.375% senior subordinated notes and our 7.25% senior notes, which we refer to collectively as the Notes. The consent solicitations were made to holders of record of the Notes as of April 28, 2016, and such solicitations were completed on May 9, 2016. Pursuant to the consent solicitations, the requisite holders of each series of Notes agreed to extend the deadline for delivery of certain financial information and to waive, through and until 5:00 p.m., New York City time, on August 31, 2016, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q, or the Failures to File. In connection with the Failures to File, we paid, in May and July 2016, to each holder of Notes who validly delivered a consent aggregate cash payments equal to $15.00 for each $1,000 aggregate principal amount of such holder’s Notes, or an aggregate of $19.2 million.

Financial Highlights

•	Net revenue decreased by $34.7 million, or 6%, to $578.2 million for the three months ended March 31, 2016, from $612.9 million for the three months ended March 31, 2015.

•	Gross profit decreased by $29.0 million, or 10%, to $266.3 million for the three months ended March 31, 2016, from $295.2 million for the three months ended March 31, 2015.

•	For the three months ended March 31, 2016, we generated a net loss available to common stockholders of $15.4 million, or $0.18 per basic and diluted common share, compared to a net income available to common stockholders of $205.1 million, or $2.43 per basic and diluted common share, for the three months ended March 31, 2015. The net income generated in the three months ended March 31, 2015 was largely attributable to a $366.2 million pre-tax gain ($218.6 million, net of tax) on the sale of our health management business.

•	For the three months ended March 31, 2016, our loss from continuing operations available to common stockholders was $15.4 million, or $0.18 per basic and diluted common share, compared to a loss from continuing operations available to common stockholders of $11.7 million, or $0.14 per basic and diluted common share, for the three months ended March 31, 2015.

Results of Operations

The following discussion relates primarily to our results of operations from our continuing operations, as reflected in our accompanying consolidated statements of operations.

In connection with the preparation of our consolidated financial statements for 2015, we determined that, in 2013 and 2014, each of the interim periods in 2014, and the first three quarters of fiscal 2015, we had incorrectly reported the revenue for such periods. In addition, we made several out-of-period adjustments related to the first quarter of 2015. As a result, we have revised our consolidated financial information for the fiscal quarter ended March 31, 2015, and the financial information presented below in this Item 2 reflects these revisions. For more information on these revisions, see Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Further, of the revenue that the Company deferred in connection with the revision of its financial statements through September 30, 2015, approximately $9 million and $4 million remained deferred at December 31, 2015 and March 31, 2016, respectively.

Where discussed, results excluding the impact of foreign currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other factors.

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $32.7 million, or 5%, to $575.5 million for the three months ended March 31, 2016, from $608.2 million for the three months ended March 31, 2015. Net product sales and services revenue decreased primarily as a result of a $16.2 million unfavorable impact of foreign currency exchange rates, a $14.3 million reduction due to the disposition of our BBI business, a $6.2 million reduction in toxicology pain management sales, and a $4.5 million decrease in consumer diagnostic revenue. The revenue declines were partially offset by increased revenue of $5.6 million attributable to our acquisition of US Diagnostics in July 2015. Excluding the impact of foreign currency exchange rates, net product sales and services revenue for the three months ended March 31, 2016 decreased by $16.5 million, or 3%, compared to the three months ended March 31, 2015.

Net product sales and services revenue by business segment for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015
Professional diagnostics	$558,038	$586,226	(4)%
Consumer diagnostics	17,442	21,968	(21)%

Net product sales and services revenue	$575,480	$608,194	(5)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015
Cardiometabolic	$194,577	$200,936	(3)%
Infectious disease	183,234	185,402	(1)%
Toxicology	146,783	148,756	(1)%
Other	33,444	51,132	(35)%

Professional diagnostics net product sales and services revenue	$558,038	$586,226	(5)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $28.2 million, or 5%, to $558.0 million for the three months ended March 31, 2016, from $586.2 million for the three months ended March 31, 2015. Excluding the impact of foreign currency exchange rates, net product sales and services revenue from our professional diagnostics business segment decreased by $13.0 million, or 2%, comparing the three months ended March 31, 2016 to the three months ended March 31, 2015.

Net product sales and services revenue from our professional diagnostics business segment in the U.S. was relatively flat with a decrease of $1.1 million to $317.9 million for the three months ended March 31, 2016 from $319.0 million for the three months ended March 31, 2015. The decrease is primarily driven by a $6.2 million decline in US toxicology pain management business revenues, and decreases in our cardiometabolic business revenue in the US which were largely offset by higher revenues of $6.3 million in our infectious disease business, primarily due to increased Alere i sales in the first quarter of 2016 compared to the same quarter in the prior year.

Net product sales and services revenue from our professional diagnostics business segment in international markets decreased $27.1 million, or 10%, to $240.1 million during the three months ended March 31, 2016, from $267.3 million in the comparable period in 2015. The lower sales in international markets were driven by a $15.8 million, or 14%, decrease in revenues attributable to sales in Europe, primarily due to the disposition of the BBI business in November 2015 and the impact of foreign currency exchange rates. International sales also decreased $6.6 million, or 15%, in Africa primarily due to infectious disease sales declines in malaria and CD4 products as compared to the three months ended March 31, 2015.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $6.4 million, or 3%, to $194.6 million for the three months ended March 31, 2016, from $200.1 million in the same period in 2015, primarily as a result of a decline in sales of our of cholesterol products, partially offset by increased sales by Alere Home Monitoring, our patient self-testing anticoagulation business. Infectious disease net product sales and services revenue decreased by $2.2 million, or 1%, to $183.2 million for the three months ended March 31, 2016, from $185.4 million for the three months ended March 31, 2015. The decrease was primarily due to impact of foreign currency exchange rates, partially offset by increased sales of Alere i and dengue-related product in the first quarter of 2016 as compared to the first quarter of 2015. Toxicology net product sales and services revenue decreased by $2.0 million, or 1%, to $146.8 million for the three months ended March 31, 2016, from $148.8 million for the comparable period in 2015, primarily as a result of lower pain management revenues in the first quarter of 2016 as compared to the first quarter of 2015, partially offset by revenues of $5.6 million due to the acquisition of US Diagnostics in July 2015.

Other revenue decreased by $17.7 million, or 35%, to $33.4 million during the three months ended March 31, 2016, compared to $51.1 million during the comparable period in 2015, primarily due to the disposition of our BBI business.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment decreased by $4.5 million, or 21%, to $17.4 million for the three months ended March 31, 2016, from $22.0 million for the three months ended March 31, 2015. The decrease resulted primarily from and a $1.0 million decrease in revenue attributable to the disposition of our BBI business, which had a limited number of products directed at the consumer segment, and the balance of the decrease was the result of a decrease in sales to SPD under our long-term manufacturing service agreement.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by $2.0 million, or 42%, to $2.7 million for the three months ended March 31, 2016, from $4.7 million for the three months ended March 31, 2015. The decrease in royalty revenue for the three months ended March 31, 2016, compared to the comparable period in 2015, is primarily a result of lower royalties earned under existing licensing agreements, as certain patents related to our lateral flow technology expired in 2015. Based on our license and royalty agreements in effect as of March 31, 2016, we expect this trend in lower license and royalty revenues to continue in 2016 as compared to 2015.

Gross Profit and Margin Percentage. Gross profit decreased by $29.0 million, or 10%, to $266.3 million for the three months ended March 31, 2016, from $295.2 million for the three months ended March 31, 2015. The decrease in gross profit during the three months ended March 31, 2016, compared to the comparable period in 2015, was driven primarily by $6.9 million from divested businesses and $6.4 million due to the impact of foreign currency exchange rates as well as the impact from lower revenues discussed above and decreased manufacturing volumes. Overall gross margin for the three months ended March 31, 2016 was 46%, as compared to 48% for the same period in 2015. The lower gross margin in the first quarter of 2016 principally reflects the impact of decreased manufacturing volumes and the revenue mix as discussed above.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $27.5 million, or 9%, to $264.9 million for the three months ended March 31, 2016, from $292.5 million for the three months ended March 31, 2015. Gross profit from net product sales and services revenue by business segment for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015
Professional diagnostics	$263,967	$289,310	(9)%
Consumer diagnostics	952	3,157	(70)%

Gross profit from net product sales and services revenue	$264,919	$292,467	(9)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $25.3 million, or 9%, to $264.0 million for the three months ended March 31, 2016, compared to $289.3 million for the three months ended March 31, 2015. The lower gross profit for the three months ended March 31, 2016 was driven by $6.5 million from divested businesses and $6.4 million from the impact of foreign currency exchange rates as well as the impact from lower revenues and decreased manufacturing volumes, as discussed above, as compared to the three months ended March 31, 2015.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2016 and 2015 was 47% and 49%, respectively. The lower gross margin in the three months ended March 31, 2016 principally reflects the impact of decreased manufacturing volumes and the revenue mix as discussed above, as compared to the three months ended March 31, 2015.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $2.2 million, or 70%, to $1.0 million for the three months ended March 31, 2016, compared to $3.2 million for the three months ended March 31, 2015. The decrease in gross profit was primarily driven by $0.3 million from the decrease in disposition of the BBI business and the sales to SPD as described above.

As a percentage of consumer diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2016 and 2015 was 5% and 14%, respectively.

Research and Development Expense. Research and development expense decreased by $1.0 million, or 3%, to $27.1 million in the three months ended March 31, 2016, from $28.0 million in the three months ended March 31, 2015 primarily from the impact of foreign exchange rates. Research and development expense during the three months ended March 31, 2015 is reported net of grant funding of $0.0 million and $2.1 million arising from the research and development funding relationship with the Bill and Melinda Gates Foundation, or the Gates Foundation, and $0.7 million and $0.5 million of funding, respectively, related to our contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, that we entered into in September 2014. For additional information on the agreements with BARDA and the Gates Foundation, including the April 2016 agreement to mutually terminate the February 2013 grant and the February 2013 loan agreement with the Gates Foundation, see Note 16 to the consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Research and development expense as a percentage of net revenue was 5% and 5% for the three months ended March 31, 2016 and 2015, respectively.

Sales and Marketing Expense. Sales and marketing expense decreased by $9.3 million, or 8%, to $99.8 million for the three months ended March 31, 2016, from $109.1 million for the three months ended March 31, 2015, of which $3.0 million was attributable to the impact of foreign currency exchange rates, $2.1 million was the result of businesses we divested after March 31, 2015, $2.1 million was due to a decrease in restructuring expenses and a $1.6 million reduction in amortization expense related to customer relationship intangibles during the first quarter of 2016, compared to the first quarter of 2015, as the underlying economic benefit of the intangibles is declining.

Sales and marketing expense as a percentage of net revenue was 17% and 18% for the three months ended March 31, 2016 and 2015, respectively.

General and Administrative Expense. General and administrative expense increased by $22.3 million, or 24%, to $115.0 million for the three months ended March 31, 2016, from $92.7 million for the three months ended March 31, 2015. The increase was primarily attributable to an $11.8 million increase to an acquisition-related contingent earn out obligation in the first three months ended March 31, 2015 and a $10.3 million of incremental expenses related to the pending transaction with Abbott. Increases of were also attributable to legal and consulting fees related to certain government investigations and charges associated with our various restructuring plans to reduce expenses, these expenses were offset by decreased expenses as a result of divestitures and disposal fees of businesses, foreign currency exchange and the reduced expense due to delay in the medical device excise tax.

General and administrative expense as a percentage of net revenue was 20% and 15% for the three months ended March 31, 2016 and 2015, respectively.

Impairment and (Gain) Loss on Dispositions, Net. In February 2016, we completed the sale of our Alere E-Santé business, which was a component of our professional diagnostics reporting unit and business segment. We received cash consideration of approximately $8.1 million, net of a final working capital adjustment totaling approximately $0.2 million, and we are eligible to receive up to $1.5 million of contingent cash consideration. As a result of this transaction, we recorded a $3.8 million gain in three months ended March 31, 2016 on the disposition of the Alere E-Santé business.

In May 2015, we sold our Alere Analytics business, which was part of our professional diagnostics reporting unit and business segment. Under the terms of the sale we received nominal consideration and agreed to contribute working capital of $2.7 million to Alere Analytics, of which $2.4 million was contributed in cash immediately prior to the closing of the sale and the remaining $0.3 million of which was deposited in escrow pending the performance by the buyers under certain contracts. As a result of this transaction we recorded a loss of $3.6 million during that period. During the three months ended March 31, 2015, before identifying a buyer for Alere Analytics, our management decided to close the business, and in connection with this decision we recorded an impairment charge of $26.7 million during 2015, including the write-off of $26.2 million of acquisition-related intangible assets and $0.5 million of fixed assets.

In March 2015, we sold certain assets of our AdnaGen GmbH business, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in cash proceeds and, as a result of this transaction, we recorded a loss of $0.3 million during the three months ended March 31, 2015.

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for €7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.5 million during the three months ended March 31, 2015.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $4.3 million, or 9%, to $42.1 million for the three months ended March 31, 2016, from $46.4 million for the three months ended March 31, 2015. The decrease is principally due to lower interest expense incurred as a result of our reduced outstanding debt balances during the first quarter of 2016, compared to the first quarter of 2015.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange losses, and other income (expense), net. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2016	2015
Interest income	$1,165	$599	$566
Foreign exchange losses	(2,202)	(3,602)	1,400
Other income (expense), net	(312)	636	(949)

Total other income (expense), net	$(1,349)	$(2,367)	$1.017

Benefit for Income Taxes. Our benefit for income taxes decreased by $7.7 million to $0.2 million for the three months ended March 31, 2016, from $7.9 million for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 and 2015, was 1% and 43%, respectively. Our effective tax rate is primarily impacted by changes in the forecasted income (loss) across various jurisdictions as well as items that are accounted for discretely in the quarter. The decrease in the benefit for income taxes for the three months ended March 31, 2015 to March 31, 2016 is primarily driven by changes in our forecasted jurisdictional mix of income (loss) and U.S. taxes on foreign earnings.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities are reported net of tax and include our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax, for the three months ended March 31, 2016 reflect the following: (i) our 50% interest in SPD in the amount of $4.6 million, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million. Equity earnings of unconsolidated entities, net of tax, for the three months ended March 31, 2015 reflect the following: (i) our 50% interest in SPD in the amount of $3.6 million, and (ii) our 49% interest in TechLab in the amount of $0.4 million.

Income from Discontinued Operations, Net of Tax. The results of the health management business are included in income from discontinued operations, net of tax, for the three months ended March 31, 2015, given our January 9, 2015 divestiture of this business. For the three months ended March 31, 2015, the discontinued operations generated income, net of tax, of $216.8 million. The income from discontinued operations in the three months ended March 31, 2015 was largely attributable to a $366.2 million pre-tax gain ($218.6 million, net of tax) on the sale of our health management business. See Note 3 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow. As of March 31, 2016 and June 30, 2016, we had approximately $3.0 billion of indebtedness outstanding. As our various debt instruments mature over the next several years, we may need or want to re-finance some or all this indebtedness with new debt, including potential borrowings under our revolving credit facility, in order to preserve our existing cash for other uses, including to continue to fund our operations. During the three months ended March 31, 2016, we generated net cash proceeds of $21.5 million from divestitures, net of cash divested, and used $17.4 million of our cash to reduce our outstanding indebtedness under our current and prior credit facilities. In May 2016, we paid approximately $152.0 million in cash to satisfy the principal and interest due under our 3% convertible senior subordinated notes, which matured on May 15, 2016 (of which amount $125.0 million was drawn under our revolving credit facility and $27.0 million was paid using available cash). We may divest one or more of our businesses in accordance with the covenants under the Merger Agreement with Abbott and we expect that, if and when completed, we will use all or a portion of the net proceeds of such divestitures to fund our working capital, operations, research and development or to reduce our outstanding debt, among other purposes, in each case to the extent permitted under the Merger Agreement and in accordance with our secured credit facility and the indentures governing our notes. As of March 31, 2016, we had $490.7 million of cash and cash equivalents, of which $106.0 million was held by domestic subsidiaries and $384.7 million was held by foreign entities. As of June 30, 2016, we had $506.2 million of cash and cash equivalents, of which $60.0 million was held by domestic subsidiaries and $446.1 million was held by foreign entities. We do not currently plan to repatriate cash held by most of our foreign entities if there are adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities. If circumstances were to change, however, we may be required to repatriate all or a portion of the cash held by foreign entities, which could result in the payment of significant tax liabilities.

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

On June 18, 2015, we entered into a new secured credit facility, which initially provided for term loan facilities totaling $1.7 billion (consisting of $650 million of “A” term loans and $1.05 billion of “B” term loans), all of which were drawn at closing, and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving credit facility (which includes a $50.0 million sublimit for the issuance of letters of credit). No amount was drawn under the revolving credit facility as of March 31, 2016 (and $125.0 million was drawn under the revolving credit facility in May 2016, as described above).

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

As of March 31, 2016, we had $2.8 billion in aggregate principal amount of outstanding indebtedness, including $1.5 billion in aggregate principal amount outstanding under our secured credit facility, $446.7 million in aggregate outstanding principal amount of our 7.25% senior notes due 2018, $420.0 million in aggregate outstanding principal amount of our 6.5% senior subordinated notes due 2020, $418.4 million in aggregate outstanding principal amount of our 6.375% senior subordinated notes due 2023 and $150.0 million in aggregate outstanding principal amount of our 3% convertible senior subordinated notes due 2016. As noted above, the 3% convertible senior subordinated notes matured on May 15, 2016, and we used $125.0 million of cash drawn under our revolving credit facility plus $27.0 million of available cash to pay the $152.0 million of outstanding principal and accrued interest due under the notes. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions. In addition, the Merger Agreement with Abbott contains restrictions on our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions.

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

In addition, on April 29, 2016, we commenced consent solicitations relating to our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes, which we refer to collectively as the Notes. The consent solicitations were made to holders of record of the Notes as of April 28, 2016, and such solicitations were completed on May 9, 2016. Pursuant to the consent solicitations, the requisite holders of each series of Notes agreed to extend the deadline for delivery of certain financial information and to waive, through and until 5:00 p.m., New York City time, on August 31, 2016, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC, or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q, or the Failures to File. In connection with the Failures to File, we paid, in May and July 2016, to each holder of Notes who validly delivered a consent aggregate cash payments equal to $15.00 for each $1,000 aggregate principal amount of such holder’s Notes, or an aggregate of $19.2 million.

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

Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumed revenues and expenses are not realized. In particular, we could experience decreased product sales or lower average selling prices, unexpected costs associated with our potential divestitures, operational integration efforts, core research and development projects, cost-saving initiatives and existing or unforeseen lawsuits, regulatory actions, governmental investigations, or other claims against us, such as those we incurred in connection with our recently announced withdrawal of our INRatio and INRatio 2 products from the market. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result. In connection with any such financing, we may be required to obtain consents from the requisite lenders under our secured credit facility and/or the requisite holders of our outstanding notes or from Abbott pursuant to the Merger Agreement, and there is no guarantee we will be able to obtain those consents.

Cash Flow Summary (in thousands)

	Three Months Ended March 31,
	2016	2015
Net cash (used in) from operating activities:
Continuing operations	$(4,599)	$28,709
Discontinued operations	—	318

Net cash provided by (used in) operating activities	(4,599)	29,027

Net cash from investing activities:
Continuing operations	2,771	557,416
Discontinued operations	—	(209)

Net cash provided by investing activities	2,771	557,207

Net cash from financing activities:
Continuing operations	(12,529)	(567,297)
Discontinued operations	—	(76)

Net cash used in financing activities	(12,529)	(567,373)

Foreign exchange effect on cash and cash equivalents	2,820	(6,127)

Net increase (decrease) in cash and cash equivalents	(11,537)	12,734
Cash and cash equivalents, beginning of period – continuing operations	502,200	378,461
Cash and cash equivalents, beginning of period – discontinued operations	—	23,300

Cash and cash equivalents, end of period	490,663	414,495
Less: Cash and cash equivalents – discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$490,663	$414,495

Summary of Changes in Cash Position

As of March 31, 2016, we had cash and cash equivalents of continuing operations of $490.7 million, an $11.5 million decrease from December 31, 2015. Our primary sources of cash for continuing operations during the three months ended March 31, 2016 included $21.5 million received from dispositions, net of cash divested, $11.1 million of cash received from common stock issuances under employee stock option and stock purchase plans and $2.2 million received from equity investments. Our primary uses of cash for our continuing operations during the three months ended March 31, 2016 were $17.3 million related to the repayment of long-term debt obligations, $14.5 million of capital expenditures, $5.9 million paid for acquisitions, net of cash acquired, $5.3 million for cash dividends paid on our Series B preferred stock, $4.6 million used by our continuing operating activities and $1.1 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies favorably impacted our cash balance by $2.8 million during the three months ended March 31, 2016.

As of March 31, 2015, we had cash and cash equivalents of continuing operations of $414.5 million, a $36.0 million increase from December 31, 2014. Our primary sources of cash for continuing operations during the three months ended March 31, 2015 included $581.2 million received from dispositions, net of cash divested, $34.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $28.7 million generated by our continuing operating activities, $0.9 million from a decrease in other assets, and $0.8 million in proceeds from the sale of property and equipment. Our primary uses of cash for our continuing operations during the three months ended March 31, 2015 were $463.0 million related to the repayment of long-term debt obligations, $127.1 million related to net payments under revolving credit facilities, $25.6 million of capital expenditures, $5.3 million for cash dividends paid on our Series B preferred stock, $4.7 million related to payments of acquisition-related contingent consideration obligations and $1.5 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $6.1 million during the three months ended March 31, 2015.

Cash Flows from Operating Activities

Net cash used by continuing operations during the three months ended March 31, 2016 was $4.6 million, which resulted from a loss from continuing operations of $10.0 million and $68.2 million of cash used to meet working capital needs during the period, which were partially offset by non-cash items of $73.6 million. The $73.6 million of non-cash items included $72.5 million related to depreciation and amortization, $9.6 million related to non-cash stock-based compensation, $2.5 million related to other non-cash items and $2.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $6.8 million decrease related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets, $5.0 million in equity earnings of unconsolidated entities, net of tax, and a $3.8 million gain on business dispositions.

Net cash provided by continuing operations during the three months ended March 31, 2015 was $28.7 million, which resulted from a loss from continuing operations of $6.3 million and $53.4 million of cash used to meet working capital needs during the period, offset by $88.5 million of non-cash items. The $88.5 million of non-cash items included $74.4 million related to depreciation and amortization, a $34.8 million loss related to net loss on dispositions, $8.2 million related to other non-cash items, $5.1 million related to non-cash stock-based compensation, $3.9 million of interest expense related to the amortization of deferred financing costs and original issue discounts, and a $1.4 million loss on the disposition of fixed assets, partially offset by a $21.4 million decrease related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets, a $14.0 million non-cash gain from a change in fair value contingent purchase price consideration and $4.0 million in equity earnings of unconsolidated entities, net of tax. In addition, $0.3 million of net cash was provided by discontinued operations for operating activities.

Cash Flows from Investing Activities

Our investing activities for continuing operations during the three months ended March 31, 2016 provided $2.8 million of cash, including, among other items, $21.5 million of cash received from the dispositions of our BBI, E-Santé and health management businesses, net of cash divested, $2.2 million of cash received from our equity investments and $0.6 million of proceeds from the sale of property, plant and equipment, offset by $14.5 million of capital expenditures and $5.9 million paid in connection with the acquisition of EDTS AB.

Our investing activities for continuing operations during the three months ended March 31, 2015 provided $557.4 million of cash, including, among other items, $581.2 million of cash received from the disposition of our health management business, net of cash divested, a $0.9 million decrease in other assets and $0.8 million of proceeds from the sale of property, plant and equipment, partially offset by $25.6 million of capital expenditures. In addition, discontinued operations used $0.2 million of net cash for investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities for continuing operations during the three months ended March 31, 2016 was $12.5 million. Net cash used in financing activities during the three months ended March 31, 2016 included, among other items, $17.3 million for the payment of long-term debt obligations, $5.3 million for dividend payments related to our Series B preferred stock and $1.1 million for payment of capital lease obligations, partially offset by $11.1 million of cash from common stock issuances under employee stock option and stock purchase plans.

Net cash used in financing activities for continuing operations during the three months ended March 31, 2015 was $567.3 million. Net cash used in financing activities during the three months ended March 31, 2015 included, among other items, $463.0 million for the payment of long-term debt obligations, $127.1 million for net payments for revolving credit facilities, $5.3 million for dividend payments related to our Series B preferred stock, $4.7 million for payments of acquisition-related contingent consideration obligations and $1.5 million for payment of capital lease obligations, partially offset by $34.6 million of cash from common stock issuances under employee stock option and stock purchase plans. In addition, discontinued operations used less than $0.1 million of net cash for financing activities.

As of March 31, 2016, we had an aggregate of $10.7 million in outstanding capital lease obligations which are payable through 2021.

Income Taxes

As of March 31, 2016, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $30.6 million, $876.5 million, and $234.6 million, respectively. If not utilized, a portion of the federal, state and foreign net operating loss carryforwards will begin to expire in 2020, 2017 and 2017, respectively. Certain foreign net operating loss carryforwards can be carried forward indefinitely. As of March 31, 2016, our federal and foreign capital loss carryforwards for income tax purposes were approximately $256.1 million and $62.1 million, respectively. If not utilized, a portion of the federal capital loss carryforwards will begin to expire in 2016. The foreign capital loss carryforwards can be carried forward indefinitely. As of March 31, 2016, we had $22.9 million of U.S. federal and state research and development credit carryforwards, $4.4 million of U.S. federal Alternative Minimum Tax (“AMT”) credit carryforwards, $79.2 million of U.S. foreign tax credit carryforwards and $1.2 million of other foreign tax credit carryforwards. If not utilized, a portion of the research and development credit and foreign tax credit will begin to expire in 2026 and 2018, respectively.

We have recorded a valuation allowance against a portion of the deferred tax assets related to our U.S. foreign tax credits and certain other net operating losses, capital loss and credit carryforwards, as well as certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

As of March 31, 2016, our contractual obligations have not changed significantly since December 31, 2015, as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no significant changes in our critical accounting policies or management estimates between December 31, 2015 and March 31, 2016. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 18 of the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015. In the three months ended March 31, 2016, there were no material changes to our market risks or our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and described below, our disclosure controls and procedures were not effective as of March 31, 2016.

Previously Reported Material Weaknesses

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, our management concluded that our internal control over financial reporting was ineffective as of that date because material weaknesses existed in our internal control over financial reporting related to our accounting for income taxes and revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These ongoing actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating these material weaknesses. Management may determine to enhance other existing controls and/or implement additional controls as the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient to accomplish their intended purpose; accordingly, these material weaknesses may continue for a period of time. While the audit committee of our board of directors and senior management are closely monitoring this implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, we will not be able to conclude that these material weaknesses have been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Claims in the Ordinary Course and Other Matters

We are also party to certain other legal proceedings and other governmental investigations, or are requested to provide information in connection with such proceedings or investigations. For example, in December 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. In addition, we received a U.S. Department of Justice criminal subpoena addressed to Alere Toxicology Services, Inc. on July 1, 2016 which seeks records related to Medicare, Medicaid and Tricare billings dating back to 2010 for specific patient samples tested at our Austin, Texas pain management laboratory and payments made to physicians. We are cooperating with these investigations and are providing documents in response to both subpoenas. We and our subsidiary, Arriva Medical, LLC, are also in the process of responding to Civil Investigative Demands, or CIDs, the most recent of which was received in July 2016, from the United States Attorney for the Middle District of Tennessee in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The CIDs request patient and insurance billing and medical records, records related to interactions with third parties, and correspondence relating to the same, dating back to January 2010. We are cooperating with the investigation and are providing documents responsive to the CIDs. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on Alere or its subsidiaries.

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

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on August 8, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

As previously disclosed, as of March 31, 2016, we were in default under the Credit Agreement and the respective indentures governing our 7.25% senior notes, our 6.5% senior subordinated notes, our 6.375% senior subordinated notes and our 3% convertible senior subordinated notes as a result of our failure to timely furnish to the holders of such debt our annual financial statements for the fiscal year ended December 31, 2015. We subsequently entered into an amendment and obtained waivers with respect to such debt instruments (other than with respect to our 3% convertible senior subordinated notes) with the requisite holders of such debt with regard to such defaults and certain other defaults thereunder (including our subsequent failure to timely furnish to the holders of such debt our quarterly financial statements for the three months ended March 31, 2016). For more information regarding this default and these amendments and waivers, see Note 12 to the consolidated financial statements “Long-term Debt” included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 30, 2016, between Alere Inc. and Abbott Laboratories (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, event date January 30, 2016, as filed with the SEC on February 1, 2016)

*3.1	Amended and Restated By-Laws of Alere Inc., as amended

*10.1†	Offer Letter, dated December 29, 2015, between Alere Inc. and Jonathan Wygant

*10.2†	Change in Control Severance Agreement, dated January 12, 2016, between Alere Inc. and Jonathan Wygant

*10.3†	Alere Inc. 2016 Short-Term Incentive Plan

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and 2015, (c) our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement, of amendment thereto

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: August 16, 2016	/s/ Jonathan Wygant
Jonathan Wygant
Chief Accounting Officer and Corporate Controller and an authorized officer