Form 10-Q
period 2016-09-30
ALERE INC.
filed 2016-11-04
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of October 31, 2016 was 87,001,035.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2016

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product sales	$456,096	$472,128	$1,399,613	$1,447,515
Services revenue	123,778	128,341	364,296	378,825

Net product sales and services revenue	579,874	600,469	1,763,909	1,826,340
License and royalty revenue	2,480	3,299	7,742	13,691

Net revenue	582,354	603,768	1,771,651	1,840,031

Cost of net product sales	238,946	245,814	726,805	743,808
Cost of services revenue	76,639	79,851	228,033	232,277

Cost of net product sales and services revenue	315,585	325,665	954,838	976,085
Cost of license and royalty revenue	641	1,137	2,567	4,431

Cost of net revenue	316,226	326,802	957,405	980,516

Gross profit	266,128	276,966	814,246	859,515
Operating expenses:
Research and development	31,430	36,011	86,938	91,225
Sales and marketing	101,979	106,493	304,308	323,596
General and administrative	129,287	101,306	372,597	255,170
Impairment and (gain) loss on dispositions, net	—	2,074	(3,810)	42,408

Operating income	3,432	31,082	54,213	147,116
Interest expense, including amortization of original issue discounts and deferred financing costs	(44,130)	(52,333)	(128,565)	(158,258)
Other income (expense), net	(14,312)	3,658	(29,773)	4,486

Loss from continuing operations before benefit for income taxes	(55,010)	(17,593)	(104,125)	(6,656)
Benefit for income taxes	(50,888)	(10,212)	(47,979)	(2,376)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(4,122)	(7,381)	(56,146)	(4,280)
Equity earnings of unconsolidated entities, net of tax	26,149	5,000	33,305	10,320

Income (loss) from continuing operations	22,027	(2,381)	(22,841)	6,040
Income from discontinued operations, net of tax	—	—	—	216,777

Net income (loss)	22,027	(2,381)	(22,841)	222,817
Less: Net income (loss) attributable to non-controlling interests	207	(61)	453	386

Net income (loss) attributable to Alere Inc. and Subsidiaries	21,820	(2,320)	(23,294)	222,431
Preferred stock dividends	(5,366)	(5,369)	(15,983)	(15,927)

Net income (loss) available to common stockholders	$16,454	$(7,689)	$(39,277)	$206,504

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.19	$(0.10)	$(0.45)	$(0.13)
Income from discontinued operations	—	—	—	2.56

Net income (loss) per common share	$0.19	$(0.10)	$(0.45)	$2.43

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.19	$(0.10)	$(0.45)	$(0.13)
Income from discontinuing operations	—	—	—	2.56

Net income (loss) per common share	$0.19	$(0.10)	$(0.45)	$2.43

Weighted-average shares — basic	86,753	85,895	86,708	85,141

Weighted-average shares — diluted	87,885	85,895	86,708	85,141

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$22,027	$(2,381)	$(22,841)	$222,817

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	8,727	(88,812)	(13,215)	(122,428)
Minimum pension liability adjustment	221	419	907	(1,337)

Other comprehensive income (loss), before tax	8,948	(88,393)	(12,308)	(123,765)

Other comprehensive income (loss), net of tax	8,948	(88,393)	(12,308)	(123,765)

Comprehensive income (loss)	30,975	(90,774)	(35,149)	99,052
Less: Comprehensive income (loss) attributable to non-controlling interests	207	(61)	453	386

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$30,768	$(90,713)	$(35,602)	$98,666

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$566,213	$502,200
Restricted cash	4,999	5,694
Marketable securities	75	164
Accounts receivable, net of allowances of $102,500 and $89,701 at September 30, 2016 and December 31, 2015, respectively	427,241	445,833
Inventories, net	348,845	347,001
Prepaid expenses and other current assets	163,833	152,233
Assets held for sale – current	—	4,165

Total current assets	1,511,206	1,457,290
Property, plant and equipment, net	446,313	446,039
Goodwill	2,805,682	2,836,915
Other intangible assets with indefinite lives	27,991	28,110
Finite-lived intangible assets, net	864,785	997,281
Restricted cash	42,438	43,228
Other non-current assets	16,219	18,078
Investments in unconsolidated entities	80,885	65,333
Deferred tax assets	56,638	13,993
Non-current income tax receivable	3,517	3,517
Assets held for sale – non-current	—	13,337

Total assets	$5,855,674	$5,923,121

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$41,424	$199,992
Current portion of capital lease obligations	3,713	3,962
Accounts payable	211,476	195,752
Accrued expenses and other current liabilities	449,897	324,465
Liabilities related to assets held for sale – current	—	363

Total current liabilities	706,510	724,534

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,905,067	2,831,166
Capital lease obligations, net of current portion	8,033	7,181
Deferred tax liabilities	52,513	147,618
Other long-term liabilities	133,182	154,193

Total long-term liabilities	3,098,795	3,140,158

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series B preferred stock, $0.001 par value (liquidation preference: $709,701 at September 30, 2016 and $709,763 at December 31, 2015); Authorized: 2,300 shares; Issued: 2,065 shares at September 30, 2016 and December 31, 2015; Outstanding: 1,774 shares at September 30, 2016 and December 31, 2015	606,406	606,468
Common stock, $0.001 par value; authorized: 200,000 shares; Issued: 94,613 shares at September 30, 2016 and 94,043 shares at December 31, 2015; Outstanding: 86,934 shares at September 30, 2016 and 86,364 shares at December 31, 2015	95	94
Additional paid-in capital	3,465,898	3,438,732
Accumulated deficit	(1,489,661)	(1,466,381)
Treasury stock, at cost, 7,679 shares at September 30, 2016 and December 31, 2015	(184,971)	(184,971)
Accumulated other comprehensive loss	(352,085)	(339,777)

Total stockholders’ equity	2,045,682	2,054,165
Non-controlling interests	4,687	4,264

Total equity	2,050,369	2,058,429

Total liabilities and equity	$5,855,674	$5,923,121

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$(22,841)	$222,817
Income from discontinued operations, net of tax	—	216,777

Income (loss) from continuing operations	(22,841)	6,040
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	9,305	10,627
Depreciation and amortization	214,187	233,651
Non-cash stock-based compensation expense	31,115	19,596
Impairment of inventory	915	201
Impairment of long-lived assets	634	378
Loss on disposition of fixed assets	5,492	3,273
Equity earnings of unconsolidated entities, net of tax	(33,305)	(10,320)
Deferred income taxes	(25,242)	(43,472)
(Gain) loss related to impairment and net loss on dispositions	(3,810)	42,323
Loss on extinguishment of debt	—	3,480
Other non-cash items	7,668	(4,785)
Non-cash change in fair value of contingent purchase price consideration	(16,290)	(51,911)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	22,051	(3,161)
Inventories, net	(31,660)	(58,152)
Prepaid expenses and other current assets	(22,630)	(14,953)
Accounts payable	18,493	(16,000)
Accrued expenses and other current liabilities	110,683	34,972
Other non-current liabilities	(117,479)	(8,540)
Cash paid for contingent purchase price consideration	(324)	(6,315)

Net cash provided by continuing operations	146,962	136,932
Net cash provided by discontinued operations	—	318

Net cash provided by operating activities	146,962	137,250

Cash Flows from Investing Activities:
(Increase) Decrease in restricted cash	199	(438,765)
Purchases of property, plant and equipment	(49,995)	(67,947)
Proceeds from sale of property, plant and equipment	1,150	1,486
Cash received from dispositions, net of cash divested	21,470	586,625
Cash paid for business acquisitions, net of cash acquired	(5,958)	(60,135)
Cash received from sales of marketable securities	88	99
Cash received from equity method investments	3,357	14,297
Cash paid for equity investments	(184)	—
Proceeds from sale of equity investments	40,751	—
Decrease in other assets	460	881

Net cash provided by continuing operations	11,338	36,541
Net cash used in discontinued operations	—	(209)

Net cash provided by investing activities	11,338	36,332

Cash Flows from Financing Activities:
Cash paid for financing costs	(29,186)	(16,053)
Cash paid for contingent purchase price consideration	(575)	(14,079)
Cash paid for dividends	(15,969)	(15,970)
Proceeds from issuance of common stock, net of issuance costs	13,923	76,457
Proceeds from issuance of long-term debt	462	2,162,022
Payments on short-term debt	(1,722)	(25,584)
Payments on long-term debt	(187,817)	(2,129,165)
Net proceeds (payments) under revolving credit facilities	124,876	(126,603)
Excess tax benefits on exercised stock options	—	6,102
Principal payments on capital lease obligations	(3,103)	(4,339)

Net cash used in continuing operations	(99,111)	(87,212)
Net cash used in discontinued operations	—	(76)

Net cash used in financing activities	(99,111)	(87,288)

Foreign exchange effect on cash and cash equivalents	4,824	(8,674)

Net increase in cash and cash equivalents	64,013	77,620
Cash and cash equivalents, beginning of period—continuing operations	502,200	378,461
Cash and cash equivalents, beginning of period – discontinued operations	—	23,300

Cash and cash equivalents, end of period	566,213	479,381
Less: Cash and cash equivalents of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$566,213	$479,381

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

These errors required adjustments to the period in which certain revenues were recognized so that such revenues were recognized in the period in which: physical delivery occurred as defined by the contractual relationship; title and risk of loss had transferred to the buyer; or the buyer had the contractual obligation to pay the amounts invoiced, as required by U.S. GAAP revenue recognition rules and our accounting policy relating to revenue recognition. The impact of these adjustments was an increase in revenue of $1.7 million and $0.7 million for the three and nine months ended September 30, 2015, respectively.

Additionally, we have reflected other out-of-period adjustments in the periods in which such adjustments originated. These adjustments were identified during the financial closing process in connection with the fiscal years ended December 31, 2014 and 2013 and the first three quarters of fiscal year 2015 but were not reflected in our prior filings because they were deemed immaterial. The financial statements included in this Quarterly Report on Form 10-Q have been adjusted to include the adjustments in the period in which these items originated. These out-of-period adjustments are treated as corrections to our prior period financial results. For the three months ended September 30, 2015 these adjustments include a $1.1 million decrease in other income and expense, net due to the measurement of a royalty obligation and a $9.2 million decrease in the income tax benefit related to tax return to provision adjustments and the release of income tax reserves on uncertain tax positions. For the nine months ended September 30, 2015 these adjustments include a $1.2 million increase in operating expenses related to a bonus accrual, a $3.3 million decrease in other income and expense, net due to the measurement of a royalty obligation, and an $8.6 million decrease in the income tax benefit related to tax return to provision adjustments and the release of income tax reserves on uncertain tax positions. Although management has determined that the errors, as well as the revenue recognition issues noted in the preceding paragraphs, individually and in the aggregate, were not material to prior periods, the financial statements for the three and nine months ended September 30, 2015, included herein, have been revised to correct for the impact of these items. Unless otherwise indicated, the consolidated financial information as of and for the three and nine months ended September 30, 2015 presented in this Quarterly Report on Form 10-Q reflects these revisions.

The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding revised amounts:

	Three Months Ended September 30, 2015
Revised Consolidated Statement of Operations (in thousands, except per share data)	As Previously Reported	Adjustment	As Revised
Net product sales	$470,404	$1,724	$472,128
Net product sales and services revenue	$598,745	$1,724	$600,469
Net revenue	$602,044	$1,724	$603,768
Cost of net product sales	$246,055	$(241)	$245,814
Cost of service revenue	$79,803	$48	$79,851
Cost of net product sales and services revenue	$325,858	$(193)	$325,665
Cost of net revenue	$326,995	$(193)	$326,802
Gross profit	$275,049	$1,917	$276,966
Operating income	$29,165	$1,917	$31,082
Other income (expense), net	$4,745	$(1,087)	$3,658
Loss from continuing operations before provision for income taxes	$(18,423)	$830	$(17,593)
Benefit for income taxes	$18,924	$(8,712)	$10,212
Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	$501	$(7,882)	$(7,381)
Income (loss) from continuing operations	$5,501	$(7,882)	$(2,381)
Net income (loss)	$5,501	$(7,882)	$(2,381)
Net income (loss) attributable to Alere Inc. and Subsidiaries	$5,562	$(7,882)	$(2,320)
Net income (loss) available to common stockholders	$193	$(7,882)	$(7,689)
Basic and diluted loss per common share: Income from continuing operations	$—	$(0.10)	$(0.10)
Basic and diluted net loss per common share: Net loss per common share	$—	$(0.10)	$(0.10)

	Nine Months Ended September 30, 2015
Revised Consolidated Statement of Operations (in thousands, except per share data)	As Previously Reported	Adjustment	As Revised
Net product sales	$1,446,837	$678	$1,447,515
Net product sales and services revenue	$1,825,662	$678	$1,826,340
Net revenue	$1,839,353	$678	$1,840,031
Cost of net product sales	$743,177	$631	$743,808
Cost of service revenue	$232,137	$140	$232,277
Cost of net product sales and services revenue	$975,314	$771	$976,085
Cost of net revenue	$979,745	$771	$980,516
Gross profit	$859,608	$(93)	$859,515
Sales and marketing	$322,756	$840	$323,596
General and administrative	$254,810	$360	$255,170
Operating income	$148,409	$(1,293)	$147,116
Other income (expense), net	$7,735	$(3,249)	$4,486
Loss from continuing operations before benefit for income taxes	$(2,114)	$(4,542)	$(6,656)
Benefit for income taxes	$10,009	$(7,633)	$2,376
Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	$7,895	$(12,175)	$(4,280)
Income from continuing operations	$18,215	$(12,175)	$6,040
Net income	$234,992	$(12,175)	$222,817
Net income attributable to Alere Inc. and Subsidiaries	$234,606	$(12,175)	$222,431
Net income available to common stockholders	$218,679	$(12,175)	$206,504
Basic and diluted income per common share: Income from continuing operations	$2.57	$(0.14)	$2.43
Basic and diluted net income per common share: Net income per common share	$2.57	$(0.14)	$2.43

	Three Months Ended September 30, 2015
Revised Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported	Adjustment	As Revised
Net income (loss)	$5,501	$(7,882)	$(2,381)
Comprehensive loss	$(82,892)	$(7,882)	$(90,774)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(82,831)	$(7,882)	$(90,713)

	Nine Months Ended September 30, 2015
Revised Consolidated Statement of Comprehensive Income (in thousands)	As Previously Reported	Adjustment	As Revised
Net income	$234,992	$(12,175)	$222,817
Comprehensive income	$111,227	$(12,175)	$99,052
Comprehensive income attributable to Alere Inc. and Subsidiaries	$110,841	$(12,175)	$98,666

	Nine Months Ended September 30, 2015
Revised Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net income	$234,992	$(12,175)	$222,817
Income from continuing operations	$18,215	$(12,175)	$6,040
Depreciation and amortization	$233,511	$140	$233,651
Deferred income taxes	$(46,740)	$3,268	$(43,472)
Accounts receivable, net	$(11,269)	$8,108	$(3,161)
Inventories, net	$(58,781)	$629	$(58,152)
Accrued expenses and other current liabilities	$35,192	$(220)	$34,972
Other non-current liabilities	$(8,790)	$250	$(8,540)

We have also reflected these corrections as applicable in our consolidated financial statements and our consolidating financial statements presented in Note 22 Guarantor Financial Information.

(3) Merger Agreement

Merger Agreement with Abbott Laboratories

On January 30, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Abbott Laboratories, or Abbott. The Merger Agreement provides for the merger of a newly formed, wholly owned subsidiary of Abbott with and into Alere, or the merger, with Alere surviving the merger as a wholly owned subsidiary of Abbott, or the surviving corporation. Under the terms of the Merger Agreement, holders of shares of our common stock will receive $56.00 in cash, without interest, in exchange for each share of common stock. Each share of our Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, or Series B Preferred Stock, issued and outstanding immediately prior to the effective time of the merger will remain issued and outstanding immediately following the consummation of the merger as one share of Series B Convertible Preferred Stock, par value $0.001 per share, of the surviving corporation. The Merger Agreement was approved by our board of directors, and, on October 21, 2016, the holders of a majority of the outstanding shares of our common stock approved the adoption of the Merger Agreement. Completion of the merger is subject to remaining customary closing conditions, including (1) there being no judgment or law enjoining or otherwise prohibiting the consummation of the merger and (2) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of other required antitrust approvals. Under the terms of the Merger Agreement, Abbott has agreed to make certain divestitures if necessary to obtain the consent of the antitrust authorities to the transaction contemplated by the Merger Agreement, subject to certain exceptions set forth in the Merger Agreement. The obligation of each of the parties to consummate the merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain circumstances, Alere would be required to pay Abbott a termination fee equal to $177.0 million.

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

Between April and October 2016, Abbott received six separate requests for additional information from the European Commission. The parties are working to provide the European Commission with information in response to these requests and continue to work cooperatively with the European Commission in connection with this review. Once the completed notification has been formally submitted to the European Commission, the European Commission has 25 business days from the day following the date of such notification, which period may be extended to 35 business days after the date of notification under certain circumstances, in which to consider whether the merger raises serious doubts as to its compatibility with the common market (as prescribed by European Union regulations). By the end of that period, the European Commission must issue a decision either clearing the merger, which may be conditional upon satisfaction of commitments, or open an in-depth “Phase II” investigation. A Phase II investigation may last a maximum of an additional 125 business days.

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

On October 20, 2016, the Ministry of Commerce of the People’s Republic of China determined that it will not prohibit the acquisition of Alere by Abbott.

On August 25, 2016, we filed a complaint against Abbott in Delaware Chancery Court, which seeks to compel Abbott to fulfill its obligations under the terms of the Merger Agreement to take all actions necessary to promptly obtain all required antitrust approvals for the merger. The complaint alleges, among other things, that Abbott is purposefully failing to comply with its obligations set forth in the Merger Agreement related to obtaining antitrust approvals. Specifically, the complaint alleges that Abbott: (i) purposefully failed to supply information requested by the FTC “as promptly as reasonably practicable” after such requests were made, as expressly required by the Merger Agreement; (ii) purposefully failed to supply information requested and make antitrust filings pursuant to antitrust laws in various foreign jurisdictions “as promptly as reasonably practicable” after such requests were made; (iii) purposefully failed to promptly take any and all steps necessary to avoid or eliminate impediments to obtaining antitrust clearance in the United States and in various foreign jurisdictions; (iv) purposefully failed to keep Alere informed in all material respects and on a reasonably timely basis of material communications with respect to the merger with antitrust authorities in the United States and in various foreign jurisdictions; and (v) purposefully failed to cooperate and consult with Alere, as well as give due consideration to Alere’s views with respect to antitrust matters. We asked the Delaware Chancery Court to require Abbott to specifically perform its obligations with respect to these matters, as required by the Merger Agreement. On August 30, 2016, Abbott filed its response in opposition to the motion to expedite the proceedings in this matter. On September 2, 2016, the Delaware Chancery Court granted our motion to expedite the proceedings. On September 29, 2016, the Delaware Chancery Court entered an order that, among other things, adopted a detailed schedule setting forth actions required to be taken by specified dates in order to obtain all antitrust clearances required by the Merger Agreement. By order of the court, the schedule is confidential. The court order also (i) requires Abbott to provide us with advance notice of, and the right to participate (in a manner not inconsistent with the terms of the Merger Agreement) in, all future discussions with antitrust regulators worldwide; (ii) appoints a Special Master to confidentially mediate any disputes regarding compliance with the order or the parties’ obligations under the Merger Agreement; (iii) lifts the stay of the case and permits discovery to commence immediately, including with respect to potential breaches of the Merger Agreement by Abbott; and (iv) sets a preliminary injunction hearing date on our claims for January 27, 2017, if necessary.

On November 3, 2016, Abbott filed a complaint against Alere in the Delaware Chancery Court. Abbott asserts a single claim against Alere for breach of contract stemming from Alere’s refusal to provide Abbott with certain categories of documents under the Merger Agreement. The complaint makes no claim for damages and seeks to compel Alere to produce certain categories of documents and information which Abbott contends Alere is obligated to produce under the terms of the Merger Agreement. Alere believes it has fulfilled its contractual obligations under the merger agreement.

(4) Discontinued Operations

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions for a purchase price of $599.9 million. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our prior credit facility.

The following summarized financial information related to the health management business has been segregated from continuing operations and reported as discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2015. The results are as follows (in thousands):

Nine Months Ended September 30, 2015
Net revenue	$7,373
Cost of net revenue	(4,413)
Sales and marketing	(996)
General and administrative	(5,001)
Interest expense	(9)
Other income (expense), net	160
Gain on disposal	366,191

Income from discontinued operations before provision for income taxes	363,305
Provision for income taxes	146,528

Income from discontinued operations, net of tax	$216,777

(5) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2016, our cash equivalents consisted of money market funds.

(6) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$123,558	$130,171
Work-in-process	72,562	69,178
Finished goods	152,725	147,652

	$348,845	$347,001

(7) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of net revenue	$456	$326	$1,536	$866
Research and development	494	287	1,374	893
Sales and marketing	2,475	1,260	7,035	3,605
General and administrative	7,084	5,444	21,170	14,232

	$10,509	$7,317	$31,115	$19,596

(8) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$22,027	$(2,381)	$(22,841)	$6,040
Preferred stock dividends	(5,366)	(5,369)	(15,983)	(15,927)

Income (loss) from continuing operations attributable to common shares	16,661	(7,750)	(38,824)	(9,887)
Less: Net income (loss) attributable to non-controlling interest	207	(61)	453	386

Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	16,454	(7,689)	(39,277)	(10,273)
Income from discontinued operations	—	—	—	216,777

Net income (loss) available to common stockholders	$16,454	$(7,689)	$(39,277)	$206,504

Denominator:
Weighted-average common shares outstanding — basic	86,753	85,895	86,708	85,141

Weighted-average common shares outstanding — diluted	87,885	85,895	86,708	85,141

Basic net income (loss) per common share:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$0.19	$(0.10)	$(0.45)	$(0.13)
Income from discontinued operations	—	—	—	2.56

Basic net income (loss) per common share	$0.19	$(0.10)	$(0.45)	$2.43

Diluted net income (loss) per common share:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$0.19	$(0.10)	$(0.45)	$(0.13)
Income from discontinuing operations	—	—	—	2.56

Diluted net income (loss) per common share	$0.19	$(0.10)	$(0.45)	$2.43

The following potential dilutive securities were not included in the calculation of diluted net income (loss) per common share for our continuing operations because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Denominator:
Options to purchase shares of common stock and RSUs	5,884	7,062	7,016	7,062
Warrants	—	—	—	4
Conversion shares related to 3% convertible senior subordinated notes	—	3,411	1,693	3,411
Conversion shares related to subordinated convertible promissory notes	—	27	—	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239	10,239	10,239

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	16,123	20,739	18,948	20,743

(9) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For each of the three and nine months ended September 30, 2016 and 2015, Series B preferred stock dividends amounted to $5.3 million and $15.9 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the respective periods. As of September 30, 2016, $5.3 million of Series B preferred stock dividends was accrued. As of October 15, 2016, payments have been made covering all dividend periods through September 30, 2016.

The Series B preferred stock dividends for the three and nine months ended September 30, 2016 and 2015 were paid in cash in the subsequent quarters.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the nine months ended September 30, 2016 is provided below (in thousands):

	Nine Months Ended September 30, 2016
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,054,165	$4,264	$2,058,429
Issuance of common stock under employee compensation plans	14,110	—	14,110
Surrender of common stock to settle taxes on restricted stock units	(2,137)	—	(2,137)
Preferred stock dividends	(15,969)	—	(15,969)
Stock-based compensation expense	31,115	—	31,115
Other adjustments	—	(30)	(30)
Net income	(23,294)	453	(22,841)
Total other comprehensive loss	(12,308)	—	(12,308)

Equity, end of period	$2,045,682	$4,687	$2,050,369

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

(a) Acquisition in 2016

EDTS

On February 11, 2016, we acquired all of the outstanding shares of European Drug Testing Services EDTS AB, or EDTS, located in Lidingo, Sweden, a provider of services related to on-site drug testing. The aggregate purchase price was approximately $6.5 million and was paid in cash. The operating results of EDTS are included in our professional diagnostics reporting unit and business segment.

Our consolidated statements of operations for the three and nine months ended September 30, 2016 included revenue totaling approximately $1.2 million and $3.8 million, respectively, related to this business. Goodwill has been recognized in the acquisition and amounted to approximately $2.1 million, which is deductible for tax purposes.

A summary of the fair values of the net assets acquired from EDTS is as follows (in thousands):

Fair Value
Current assets	$1,371
Property, plant and equipment	115
Goodwill	2,060
Intangible assets	4,220

Total assets acquired	$7,766

Current liabilities	$368
Non-current liabilities	928

Total liabilities assumed	$1,296

Net assets acquired	$6,470

Cash paid	$6,470

The following table provides information regarding the intangible assets acquired in connection with the EDTS acquisition and their respective fair values and weighted-average useful lives (dollars in thousands):

	Fair Value	Weighted- average Useful Life
Core technology and patents	$540	10.0 years
Trademarks and trade names	310	20.0 years
Customer relationships	2,800	14.0 years
Non-compete agreements	570	3.0 years

Total intangible assets	$4,220

(b) Acquisitions in 2015

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

Our consolidated statements of operations for each of the three and nine months ended September 30, 2016 included revenue totaling approximately $5.7 million and $16.8 million, respectively, related to this business. Our consolidated statements of operations for each of the three and nine months ended September 30, 2015 included revenue totaling approximately $5.0 million related to this business. Goodwill has been recognized in the acquisition and amounted to approximately $29.4 million, which is deductible for tax purposes.

A summary of the fair values of the net assets acquired from USD is as follows (in thousands):

Total
Current assets	$4,652
Property, plant and equipment	182
Goodwill	29,422
Intangible assets	27,200

Total assets acquired	$61,456

Current liabilities	$1,321

Total liabilities assumed	$1,321

Net assets acquired	$60,135

Cash paid	$60,135

The following are the intangible assets acquired in connection with the USD acquisition and their respective fair values and weighted-average useful lives (dollars in thousands):

	Total	Weighted- average Useful Life
Trademarks	$1,600	3.0 - 13.0 years
Customer relationships	24,900	13.0 years
Non-compete agreements	700	2.0 years

Total intangible assets	$27,200

(11) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Caption	2016	2015	2016	2015
Cost of net revenue	$1,531	$522	$3,901	$2,921
Research and development	587	18	3,541	667
Sales and marketing	511	619	1,420	2,572
General and administrative	8,661	1,105	18,876	5,227

Total operating expenses	11,290	2,264	27,738	11,387
Interest expense, including amortization of original issue discounts and deferred financing costs	2	6	9	19

Total restructuring charges	$11,292	$2,270	$27,747	$11,406

(a) Restructuring Plans

During 2016, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our manufacturing and supply chain, and research and development groups, as well as closing certain business locations in Europe and the United States. The following table summarizes the restructuring activities related to the 2016 restructuring plans, in addition to our earlier restructuring plans as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for the three and nine months ended September 30, 2016 and 2015 and since inception of these restructuring plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
	2016	2015	2016	2015
Professional Diagnostics
Severance-related costs	$1,765	$1,322	$8,039	$5,385	$46,026
Facility and transition costs	426	132	1,620	4,139	13,288
Other exit costs	2	6	9	19	831

Cash charges	2,193	1,460	9,668	9,543	60,145
Fixed asset and inventory impairments	545	124	964	579	16,917
Other non-cash charges	(2)	—	208	—	2,190

Total professional diagnostics charges	$2,736	$1,584	$10,840	$10,122	$79,252

Corporate and Other
Severance-related costs	$69	$686	$65	$1,297	$4,342
Facility and transition costs	8,487	—	16,842	(13)	28,164

Total corporate and other charges	$8,556	$686	$16,907	$1,284	$32,506

Total restructuring charges	$11,292	$2,270	$27,747	$11,406	$111,758

We anticipate incurring approximately $2.7 million and $6.0 million in additional costs under our 2016 restructuring plans related to our professional diagnostics and corporate and other business segments, respectively, primarily related to integration and operational initiatives and site closures. We may develop additional restructuring plans over the remainder of 2016. In addition, we anticipate incurring approximately $3.1 million in additional costs, related to our professional diagnostics business segment, under earlier restructuring plans as in effect at September 30, 2016, primarily related to the closure of our manufacturing facility in Israel.

(b) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $9.9 million is included in accrued expenses and other current liabilities and $0.6 million is included in other long-term liabilities on our accompanying consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2015	$1,633	$1,966	$180	$3,779
Cash charges	8,104	18,462	9	26,575
Payments	(5,821)	(14,018)	(111)	(19,950)
Currency adjustments	10	42	—	52

Balance, September 30, 2016	$3,926	$6,452	$78	$10,456

(12) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	September 30, 2016	December 31, 2015
A term loans(1)(2)	$551,266	$575,746
B term loans(1)(2)	954,608	965,740
Revolving loans(1)	125,000	—
7.25% Senior notes(2)	441,498	446,320
6.5% Senior subordinated notes(2)	414,391	419,209
6.375% Senior subordinated notes(2)	412,363	418,133
3% Convertible senior subordinated notes(3)	—	149,839
Other lines of credit	—	136
Other	47,365	56,035

	2,946,491	3,031,158
Less: Short-term debt and current portion of long-term debt(3)	(41,424)	(199,992)

Long-term debt	$2,905,067	$2,831,166

(1)	Incurred under our secured credit facility entered into on June 18, 2015.
(2)	As discussed more fully below in this Note 12, (i) on March 31, 2016 we were in default under the credit agreement governing our secured credit facility, or the Credit Agreement, and the respective indentures governing our 7.25% senior notes, our 6.5% senior subordinated notes, our 6.375% senior subordinated notes and our 3% convertible senior subordinated notes as a result of our failure to timely furnish to the holders of such debt our annual financial statements for the year ended December 31, 2015 and (ii) we subsequently entered into an amendment to the Credit Agreement and solicited consents from the requisite holders of our senior notes and senior subordinated notes (other than holders of our 3% convertible senior subordinated notes) to waive certain defaults and extend the deadline dates for the filing and delivery, as applicable, of our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and certain related deliverables in order to avoid events of default under the Credit Agreement and the indentures governing our notes. As discussed more fully below in this Note 12, in August 2016 we entered into a further amendment to the Credit Agreement with respect to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 to, among other things, extend the deadline date for such filing. In addition, because we had not filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 at or prior to the time set forth in the indentures governing our outstanding notes, we were also in default thereunder. However, with the filing of such Quarterly Report on Form 10-Q on September 6, 2016 cured this default prior to the expiration of the applicable cure periods under the indentures governing our notes. As of September 30, 2016, we were in compliance with all of our obligations and covenants under the Credit Agreement and the indentures governing our outstanding notes.
(3)	The principal amount of the 3% convertible senior subordinated notes is included in the short-term debt and current portion of long-term debt on our consolidated balance sheets as of December 31, 2015, as these notes matured (and were fully paid and discharged) in May 2016.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Secured credit facility (1)	$19,072	$18,161	$53,949	$20,763
Prior credit facility (2) (3)	—	—	—	49,437
7.25% Senior notes	9,372	8,524	26,800	25,573
6.5% Senior subordinated notes	7,618	7,274	22,254	21,741
6.375% Senior subordinated notes(4)	7,242	7,002	21,357	7,544
8.625% Senior subordinated notes(4)	—	9,273	—	27,820
3% Convertible senior subordinated convertible notes	—	1,246	1,847	3,738
Other	826	853	2,358	1,642

	$44,130	$52,333	$128,565	$158,258

(1)	Includes “A” term loans, “B” term loans, and revolving line of credit loans.

(2)	Includes the following loans under our prior credit facility: “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans and later converted into and consolidated into the “B” term loans; and revolving line of credit loans.
(3)	Includes a $3.5 million loss on extinguishment of debt associated with our prior credit facility.
(4)	For the three and nine months ended September 30, 2015, the amounts include $0.4 million and $1.1 million, respectively, related to the amortization of fees paid for certain debt modifications.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$75	$75	$—	$—

Total assets	$75	$75	$—	$—

Liabilities:
Contingent consideration obligations (1)	$40,500	$—	$—	$40,500

Total liabilities	$40,500	$—	$—	$40,500

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$164	$164	$—	$—

Total assets	$164	$164	$—	$—

Liabilities:
Contingent consideration obligations (1)	$57,744	$—	$—	$57,744

Total liabilities	$57,744	$—	$—	$57,744

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 17(a) for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2016 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2015	$57,744
Payments	(955)
Fair value adjustments	(16,290)
Foreign currency adjustments	1

Fair value of contingent consideration obligations, September 30, 2016	$40,500

At September 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt (including the current portion) were both $2.9 billion at September 30, 2016. The carrying amount and estimated fair value of our long-term debt (including the current portion) were $3.1 billion and $3.0 billion, respectively, at December 31, 2015. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(14) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and certain members of senior management. We currently have three reportable operating segments: (i) professional diagnostics, (ii) consumer diagnostics and (iii) corporate and other. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Professional Diagnostics	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended September 30, 2016:
Net revenue	$563,007	$19,347	$—	$582,354
Operating income (loss)	$84,341	$718	$(81,627)	$3,432
Depreciation and amortization	$68,263	$1,263	$2,256	$71,782
Restructuring charge	$2,733	$—	$8,557	$11,290
Stock-based compensation	$—	$—	$10,509	$10,509
Three Months Ended September 30, 2015:
Net revenue	$585,021	$18,747	$—	$603,768
Operating income (loss)	$56,520	$1,038	$(26,476)	$31,082
Impairment and loss on dispositions, net	$1,923	$—	$151	$2,074
Depreciation and amortization	$83,865	$717	$1,966	$86,548
Restructuring charge	$1,578	$—	$686	$2,264
Stock-based compensation	$—	$—	$7,317	$7,317
Nine Months Ended September 30, 2016:
Net revenue	$1,715,068	$56,583	$—	$1,771,651
Operating income (loss)	$252,557	$1,281	$(199,625)	$54,213
(Gain) loss on dispositions, net	$4,967	$(8,777)	$—	$(3,810)
Depreciation and amortization	$203,488	$4,138	$6,561	$214,187
Restructuring charge	$10,830	$—	$16,908	$27,738
Stock-based compensation	$—	$—	$31,115	$31,115
Nine Months Ended September 30, 2015:
Net revenue	$1,774,671	$65,360	$—	$1,840,031
Operating income (loss)	$299,303	$4,321	$(156,508)	$147,116
Impairment and (gain) loss on dispositions, net	$(38,643)	$—	$81,051	$42,408
Depreciation and amortization	$226,523	$2,153	$4,975	$233,651
Restructuring charge	$10,103	$—	$1,284	$11,387
Stock-based compensation	$—	$—	$19,596	$19,596
Assets:
As of September 30, 2016	$5,410,679	$192,885	$252,110	$5,855,674
As of December 31, 2015	$5,619,901	$172,551	$130,669	$5,923,121

The following tables summarize our net revenue from the professional diagnostics reporting segments by groups of similar products and services for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cardiometabolic	$188,731	$208,979	$587,289	$621,588
Infectious disease	183,375	164,822	556,777	523,059
Toxicology	155,871	162,571	460,849	468,822
Other	32,550	45,350	102,411	147,511

Total professional diagnostics net product sales and services revenue	560,527	581,722	1,707,326	1,760,980
License and royalty revenue	2,480	3,299	7,742	13,691

Total professional diagnostics net revenue	$563,007	$585,021	$1,715,068	$1,774,671

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

We had a net payable to SPD of $7.1 million as of September 30, 2016 and $1.2 million as of December 31, 2015. The $7.1 million net payable balance as of September 30, 2016 is net of a receivable of approximately $1.3 million for costs incurred in connection with our 2008 SPD-related restructuring plans. The $1.2 million net payable balance as of December 31, 2015 is net of a receivable of approximately $1.5 million for costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $6.5 million and $8.9 million as of September 30, 2016 and December 31, 2015, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture have been classified as other receivables within prepaid and other current assets on our consolidated balance sheets in the amounts of $9.3 million and $7.8 million as of September 30, 2016 and December 31, 2015, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $21.5 million and $61.0 million during the three and nine months ended September 30, 2016, respectively, and $17.3 million and $58.5 million during the three and nine months ended September 30, 2015, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.8 million during the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.8 million during the three and nine months ended September 30, 2015, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. We defer our profit on products sold to SPD until the products are sold through to the customer. As a result of these related transactions, we have recorded $11.8 million and $9.9 million of trade receivables which are included in accounts receivable on our consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively, and $40.2 million and $24.9 million of trade accounts payable which are included in accounts payable on our consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	September 30, 2016	December 31, 2015
Accounts receivable, net of allowances	$11,827	$9,873
Prepaid expenses and other current assets	$9,343	$6,602
Other non-current assets	$6,504	$8,895
Accounts payable	$40,152	$24,887

As previously disclosed, SPD is currently involved in civil litigation brought by a competitor in the United States with respect to the advertising of one of SPD’s products in the United States. During 2015, SPD appealed the district court’s injunction with respect to sales and advertising of such product, and the court’s determination that SPD violated certain laws with respect to the advertising of such product. On September 9, 2016, the panel of the appellate court affirmed the district court’s decision and, on September 23, 2016, SPD filed a petition for a rehearing en banc (meaning before the full appellate court). In the meantime, the injunction remains stayed. In addition, a class action lawsuit was decided involving SPD and P&G in the United States District Court for the Central District of California, alleging violations of certain laws in connection with the sales and advertising of one of SPD’s products which claims are based on similar grounds as those at issue in the litigation described above in this paragraph. On August 19, 2016, the class action lawsuit was dismissed with prejudice. The plaintiffs have appealed the district court’s decision. There may be additional lawsuits against SPD or us relating to this matter in the future. The ultimate resolution of these matters is not known at this time, nor is the potential impact they or future litigation may have on SPD or us, including whether any such resolution or any damages imposed by a court would have a material adverse impact on SPD and, ultimately, by virtue of our 50% interest in SPD, on our financial position or results of operations.

(b) Entrustment Loan Arrangement with SPD Shanghai

Our subsidiary Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD’s subsidiary SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23 million (approximately $3.4 million at September 30, 2016), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on our balance sheet and amounted to $3.4 million at September 30, 2016.

(c) TechLab

On September 16, 2016, we sold our 49% interest in TechLab Inc., a company that provides diagnostic testing products used by physicians and other health care customers to diagnose, treat, and monitor intestinal diseases and other medical conditions. Prior to this sale, we accounted for this interest in TechLab as an equity method investment. Alere served as a distributor of TechLab products prior to the September 16, 2016 sale and will remain the principal global distributor of TechLab products pursuant to the terms of a distribution agreement with TechLab. We had trade payables owed to Techlab of $1.6 million and $3.2 million as of September 30, 2016 and December 31, 2015, respectively. We made product purchases from Techlab of $4.6 million and $4.5 million during the three months ended September 30, 2016 and 2015, respectively, and $13.7 million and $13.0 million during the nine months ended September 30, 2016 and 2015.

As a result of the September 16, 2016 sale of our interest in TechLab, we recorded a gain in equity earnings of unconsolidated entities, net of tax, of $18.7 million.

(16) Other Arrangements

In September 2014, we entered into a contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, to develop diagnostic countermeasures for pandemic influenza. Under the terms of the contract, BARDA has agreed to provide up to $12.9 million to us to support the development of a rapid, molecular, low-cost influenza diagnostic device with PCR-like performance at the point of care. The project is designed to help support future preparedness and medical response to an influenza pandemic. Funding from BARDA is subject to successful completion of various interim feasibility and development milestones as defined in the agreement. For the three months ended September 30, 2016 and 2015, we had incurred $1.4 million and $0.8 million, respectively, of qualified expenditures under the contract, for which we had received cash reimbursement from BARDA in the amount of $1.0 million and $0.6 million, respectively, and $0.4 million and $0.6 million were recorded as receivables as of September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we had incurred $3.1 million and $2.2 million, respectively, of qualified expenditures under the contract, for which we had received cash reimbursement from BARDA in the amount of $2.7 million and $1.6 million, respectively. Reimbursements of qualified expenditures under this contract are recorded as a reduction of our related qualified research and development expenditures.

In February 2013, we entered into an agreement with the Bill & Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of validated, low-cost, nucleic-acid assays and cartridges for clinical tuberculosis detection and drug-resistance testing, and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provided for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. In April 2016, we and the Gates Foundation agreed to mutually terminate this grant and loan agreement and, therefore, there will be no additional grants and no advances will be available under the loan agreement. Prior to its termination, we did not borrow any amounts under the Gates Loan Agreement. As of September 30, 2016, we had received approximately $19.7 million in grant-related funding from the Gates Foundation (all of which was received prior to the April 2016 mutual termination). Grant funds were recorded upon receipt as restricted cash and deferred grant funding, with the deferred grant funding classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures were incurred under the terms of the grant, we used the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three months ended September 30, 2015, we incurred approximately $0.3 million of qualified expenditures, and for the nine months ended September 30, 2015 we incurred approximately $3.9 million of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses. There were no amounts remaining as restricted cash or deferred grant funding under the February 2013 grant agreement as of September 30, 2016.

In addition to the February 2013 grant discussed above, we have also been awarded several smaller grants by the Gates Foundation in the aggregate amount of approximately $2.9 million to support the elimination of malaria. We incurred qualifying expenses totaling approximately $0.7 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. We incurred qualifying expenses totaling approximately $1.0 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, $0.8 million under these grants was recorded as restricted cash and $0.7 million as deferred grant funding on our consolidated balance sheet.

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

Increases or decreases in the fair values of the contingent consideration obligations may result from, among other things, changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. From time to time, we have entered into amendments to modify the provisions governing the contingent consideration obligations, and such amendments have resulted in changes to the fair value of these obligations. We may in the future enter into additional amendments that may also result in changes to such fair values.

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of September 30, 2016		Remaining Earn-out Period as of September 30, 2016		Estimated Fair Value as of September 30, 2016	Estimated Fair Value as of December 31, 2015	Payments Made During 2016
TwistDx, Inc.(1)	March 11, 2010	$35,600	$102,870		2016 – 2025	(3)	$33,100	$47,800	$377
Epocal(2)	February 1, 2013	$75,000	$42,825		2016 – 2018		2,900	4,700	—
Other	Various	$30,373	$—	(4)	2016		4,500	5,244	578

							$40,500	$57,744	$955

(1)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain revenue and product development targets through 2025.

(2)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(3)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(4)	The maximum remaining earn-out potential for the other acquisitions is not determinable due to the nature of one of the earn-outs, which is tied to an unlimited revenue metric.

(b) Legal Proceedings

Abbott Laboratories

On August 25, 2016, Alere Inc. filed suit against Abbott Laboratories in the Delaware Chancery Court, and filed an accompanying motion to expedite the proceedings. The complaint alleges, among other things, that Abbott is purposefully failing to comply with its obligations set forth in the Merger Agreement related to obtaining antitrust approvals. Specifically, the complaint alleges that Abbott: (i) purposefully failed to supply information requested by the FTC “as promptly as reasonably practicable” after such requests were made, as expressly required by the Merger Agreement; (ii) purposefully failed to supply information requested and make antitrust filings pursuant to antitrust laws in various foreign jurisdictions “as promptly as reasonably practicable” after such requests were made; (iii) purposefully failed to promptly take any and all steps necessary to avoid or eliminate impediments to obtaining antitrust clearance in the United States and in various foreign jurisdictions; (iv) purposefully failed to keep Alere informed in all material respects and on a reasonably timely basis of material communications with respect to the merger with antitrust authorities in the United States and in various foreign jurisdictions; and (v) purposefully failed to cooperate and consult with Alere, as well as give due consideration to Alere’s views with respect to antitrust matters. We asked the Delaware Chancery Court to require Abbott to specifically perform its obligations with respect to these matters, as required by the Merger Agreement. On August 30, 2016, Abbott filed its response in opposition to the motion to expedite the proceedings in this matter. On September 2, 2016, the Delaware Chancery Court granted our motion to expedite the proceedings. On September 29, 2016, the Delaware Chancery Court entered an order that, among other things, adopted a detailed schedule setting forth actions required to be taken by specified dates in order to obtain all antitrust clearances required by the Merger Agreement. By order of the court, the schedule is confidential. The court order also (i) requires Abbott to provide us with advance notice of, and the right to participate (in a manner not inconsistent with the terms of the Merger Agreement) in, all future discussions with antitrust regulators worldwide; (ii) appoints a Special Master to confidentially mediate any disputes regarding compliance with the order or the parties’ obligations under the Merger Agreement; (iii) lifts the stay of the case and permits discovery to commence immediately, including with respect to potential breaches of the Merger Agreement by Abbott; and (iv) sets a preliminary injunction hearing date on our claims for January 27, 2017, if necessary.

On November 3, 2016, Abbott filed a complaint against Alere in the Delaware Chancery Court. Abbott asserts a single claim against Alere for breach of contract stemming from Alere’s refusal to provide Abbott with certain categories of documents under the Merger Agreement. The complaint makes no claim for damages and seeks to compel Alere to produce certain categories of documents and information which Abbott contends Alere is obligated to produce under the terms of the Merger Agreement. Alere believes it has fulfilled its contractual obligations under the merger agreement.

U.S. Securities and Exchange Commission Subpoenas

On August 28, 2015, we received a subpoena from the SEC which indicated that it is conducting a formal investigation of Alere. The SEC’s subpoena relates to, among other things, (i) our previously filed restatement and revision to our financial statements, including the accounting for deferred taxes for discontinued operations, as well as our tax strategies and policies and (ii) our sales practices and dealings with third parties (including distributors and foreign government officials) in Africa relating to sales to government entities. On January 14, 2016, we received a second subpoena from the SEC in connection with this formal investigation seeking, among other things, additional information related to sales of products and services to end-users in Africa, as well as revenue recognition relating to sales of products and services to end-users in Africa. We have also received, from time to time, requests in connection with the investigation to voluntarily produce additional information to the SEC, including information pertaining to certain other countries in Asia and Latin America, as well as additional information on revenue recognition matters and revisions to our financial statements referenced in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Securities Class Actions

On April 21, 2016, a class action lawsuit captioned Godinez v. Alere Inc., was filed against us in the United States District Court for the District of Massachusetts. On May 4, 2016, a second class action lawsuit captioned Breton v. Alere Inc., was filed against us in the United States District Court for the District of Massachusetts. Both of these class actions purport to assert claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. Each plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period May 9, 2013 through April 20, 2016. Each complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the officers regarding our business, prospects and operations, each plaintiff claims, which allegedly operated to inflate artificially the price paid for our common stock during the class period. Each complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 11, 2016, the court entered an order consolidating the two actions and appointing lead plaintiffs and lead counsel. A consolidated amended complaint filed on September 23, 2016 alleges certain additional misleading statements and omissions and changes the proposed class period to May 18, 2015 through July 27, 2016. Oral argument on defendants’ motion to dismiss is set for April 2017. We are filing our motion to dismiss the amended complaint on November 8, 2016 and the court has scheduled oral argument on that motion for April 5, 2017.

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

In May 2012, we also received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are responding to the investigation, which is ongoing. We have been engaged in discussions with the government about this matter, including a resolution of potential related False Claims Act and common law liability exposure for the products under review. As a result of these discussions, management has accrued $20.7 million for this matter in the nine months ended September 30, 2016. We would need to obtain certain approvals before we could agree to any proposed resolution. There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to or finalized. We may be required to engage in litigation of this matter, which may be time consuming and costly. Based on the ongoing uncertainties and potentially wide range of outcomes associated with any potential resolution, the ultimate amount of potential loss may materially exceed the accrual we have established.

We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them.

INRatio Class Actions

On May 26, 2016, a class action complaint, captioned Dina Andren, et al. v. Alere Inc., et al., was filed against us in the United States District Court for the Southern District of California, and the plaintiffs filed an amended class action complaint on October 3, 2016. In addition, on July 22, 2016, a class action complaint captioned J.E, J.D., and all others similarly situated v. Alere Inc., Alere San Diego, Inc. and Alere Home Monitoring, Inc., was filed against us in the United States District Court for the District of Massachusetts, and the plaintiffs filed an amended class action complaint on October 10, 2016. These class actions, as amended, purport to assert claims against us under several legal theories, including fraud, breach of warranty, breach of contract, unjust enrichment and violation of applicable unfair competition/business practice statutes in connection with the manufacturing, marketing and sale of our INRatio products. The seven named plaintiffs in the Dina Andren class action seek to represent a proposed class of all persons who purchased, rented or otherwise paid for INRatio products during the period January 1, 2009 to the present in the United States, or alternatively, California, Colorado, Florida, Georgia, Maryland, New York, and/or Pennsylvania. The two named plaintiffs in the J.E, J.D., and all others similarly situated class action seek to represent a proposed class of all persons who purchased, rented or otherwise paid for INRatio products during the period April 1, 2008 to present. Both class action complaints seek restitution and damages allegedly resulting from inaccurate PT/INR readings and from the purchase of devices and/or test strips that claimants say they would not have purchased had they known of the alleged propensity of these devices to yield inaccurate PT/INR results. Among other things, plaintiffs in these class action lawsuits seek a refund of money spent on INRatio products. Each complaint also seeks unspecified compensatory damages, injunctive relief, attorneys’ fees and costs.

We are unable, at this time, to predict the outcome of these class action lawsuits.

Claims in the Ordinary Course and Other Matters

We are also party to certain other legal proceedings and other governmental investigations, or are requested to provide information in connection with such proceedings or investigations. For example, in December 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. In addition, we received a U.S. Department of Justice criminal subpoena addressed to Alere Toxicology Services, Inc. on July 1, 2016 which seeks records related to Medicare, Medicaid and Tricare billings dating back to 2010 for specific patient samples tested at our Austin, Texas pain management laboratory and payments made to physicians. We are cooperating with these investigations and are providing documents in response to both subpoenas. We and our subsidiary, Arriva Medical, LLC, are also in the process of responding to Civil Investigative Demands, or CIDs, from the United States Attorney for the Middle District of Tennessee in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The most recent of the CIDs was received in July 2016. The CIDs request patient and insurance billing and medical records, records related to interactions with third parties, and correspondence related to the same, dating back to January 2010. We are cooperating with the investigation and are providing documents responsive to the CIDs. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on Alere or its subsidiaries.

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

Recently Issued Standards

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 provides cash flow statement classification guidance for: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. ASU 2016-12: (1) clarifies the objective of the collectability criterion for applying Accounting Standards Codification, or ASC, paragraph 606-10-25-7; (2) permits an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specifies that the measurement date for non-cash consideration is contract inception; (4) provides a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. ASU 2016-12 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. It requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest —Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), or ASU 2015-15. ASU 2015-15 adds the authoritative guidance on presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements to ASU 2015-03. Effective December 31, 2015, we adopted ASU 2015-03 and ASU 2015-15, and accordingly we have reclassified $34.1 million of debt issuance costs from other non-current assets to long-term debt, net of current portion on our balance sheet as of December 31, 2015.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Effective January 1, 2016, we adopted ASU 2014-12. The adoption did not have a significant impact on our consolidated financial statements.

(19) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $6.7 million and $12.9 million during the three and nine months ended September 30, 2016, respectively, and earnings of $5.3 million and $9.5 million during the three and nine months ended September 30, 2015, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods and elimination of intercompany profit in inventory related to sales from Alere to SPD which is reflected in SPD’s net income. During the nine months ended September 30, 2015, we received $12.1 million in cash from SPD as a return of capital.

(b) TechLab

We recorded earnings of $19.5 million and $20.5 million during the three and nine months ended September 30, 2016, respectively, and losses of $0.3 million and earnings of $1.0 million during the three and nine months ended September 30, 2015, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods. During the nine months ended September 30, 2015, we received $2.2 million in cash from TechLab as a return of capital. On September 16, 2016, we completed the sale of our 49% interest in the TechLab business and, in connection with such sale, we recorded a gain in equity earnings of unconsolidated entities, net of tax, of $18.7 million.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Combined Condensed Results of Operations:	2016	2015	2016	2015
Net revenue	$56,622	$56,303	$165,133	$157,319

Gross profit	$44,979	$43,538	$117,832	$111,368

Net income after taxes	$14,927	$15,735	$29,396	$26,831

Combined Condensed Balance Sheet:	September 30, 2016	December 31, 2015
Current assets	$109,911	$71,542
Non-current assets	29,674	30,802

Total assets	$139,585	$102,344

Current liabilities	$52,045	$37,609
Non-current liabilities	5,255	5,157

Total liabilities	$57,300	$42,766

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

A reconciliation between the U.S. federal statutory rate and our effective tax rate is summarized as follows:

	For the Three Months Ended September 30		For the nine Months Ended September 30
	2016	2015	2016	2015
Statutory rate	35%	35%	35%	35%
State income taxes, net of federal benefit	5%	-4%	5%	12%
Rate differential on foreign earnings and impact of foreign inclusion	20%	-6%	19%	21%
Change in estimated annual effective tax rate	46%	33%	—	—
Change in valuation allowance	-11%	-22%	-11%	-77%
Stock-based compensation	-4%	5%	-3%	22%
Uncertain tax positions	-9%	14%	-8%	9%
Sale of business	—	2%	—	-102%
Other	6%	22%	4%	46%
Contingent consideration	5%	-21%	5%	69%

Effective tax rate	93%	58%	46%	35%

For the three months and nine months ended September 30, 2016, compared to the same periods in 2015, our effective tax rate increase is primarily attributed to change in overall profitability, jurisdictional mix of income and losses and non-recurring discrete impacts in 2015. The change in overall profitability is primarily attributable to increased expenses related to the pending transaction with Abbott, legal and consulting fees related to certain government investigations and other charges associated with our various restructuring plans.

(22) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 6.5% senior subordinated notes due 2020 and our 6.375% senior subordinated notes due 2023 are guaranteed, and before their redemption on October 1, 2015, our 8.625% senior subordinated notes due 2018 were guaranteed, by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of September 30, 2016 and December 31, 2015, the related statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and statements of cash flows for the nine months ended September 30, 2016 and 2015, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

Effective December 31, 2015, we adopted ASU 2015-03 and ASU 2015-15, and accordingly we have reclassified $34.1 million of debt issuance costs from other non-current assets to long-term debt, net of current portion on our balance sheet as of December 31, 2015, as described in Note 18 Recent Accounting Pronouncements.

As discussed in Note 2 Revision to Previously Reported Financial Statements, in connection with the preparation of our consolidated financial statements for 2015, we determined that, in 2013 and 2014, each of the interim periods in 2014, and the first three quarters of 2015, we had incorrectly recorded the revenue for such periods. In addition, we corrected several out-of-period adjustments. As a result, we revised our consolidated financial information for the years ended December 31, 2014 and 2013, each of the interim periods in 2014 and the first three quarters of 2015. The revisions to the consolidating statements of cash flows in this Note 22 did not impact previously reported net cash flows from operating activities, investing activities, or financing activities and as a result, there was no net impact to net change in cash and cash equivalents for the previously reported periods reflected in this Note 22. Additionally, we have revised the consolidating balance sheet as of December 31, 2015 to correct the classification of certain immaterial income tax related balance sheet items.

The following schedules reconcile the amounts as previously reported in our consolidating financial statements to the corresponding revised amounts:

	Three Months Ended September 30, 2015
Revised Consolidating Statement of Operations- Guarantor Subsidiaries (in thousands)	As Previously Reported	Revision Adjustment	As Revised
Net revenue	$347,014	$1,024	$348,038
Cost of net revenue	$206,803	$253	$207,056
Income from continuing operations before benefit for income taxes	$37,740	$(317)	$37,423
Benefit for income taxes	$33,431	$(4,785)	$28,646
Income from continuing operations	$71,171	$(5,102)	$66,069

	Three Months Ended September 30, 2015
Revised Consolidating Statement of Operations- Non-Guarantor Subsidiaries (in thousands)	As Previously Reported	Revision Adjustment	As Revised
Net revenue	$327,031	$700	$327,731
Cost of net revenue	$188,137	$(447)	$187,690
Income from continuing operations before benefit for income taxes	$25,489	$1,147	$26,636
Benefit for income taxes	$63,534	$(3,929)	$59,605
Income from continuing operations	$94,371	$(2,782)	$91,589

	Nine Months Ended September 30, 2015
Revised Consolidating Statement of Operations- Guarantor Subsidiaries (in thousands)	As Previously Reported	Revision Adjustment	As Revised
Net revenue	$1,006,296	$(2,157)	$1,004,139
Cost of net revenue	$594,072	$(629)	$593,443
Income from continuing operations before benefit for income taxes	$97,789	$(4,778)	$93,011
Benefit for income taxes	$20,334	$(3,269)	$17,065
Income from continuing operations	$118,123	$(8,047)	$110,076

	Nine Months Ended September 30, 2015
Revised Consolidating Statement of Operations- Non-Guarantor Subsidiaries (in thousands)	As Previously Reported	Revision Adjustment	As Revised
Net revenue	$1,037,808	$2,835	$1,040,643
Cost of net revenue	$586,462	$1,399	$587,861
Income from continuing operations before benefit for income taxes	$213,783	$236	$214,019
Benefit for income taxes	$31,051	$(4,366)	$26,685
Income from continuing operations	$254,174	$(4,130)	$250,044

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$220,694	$309,896	$(74,494)	$456,096
Services revenue	—	112,045	11,733	—	123,778

Net product sales and services revenue	—	332,739	321,629	(74,494)	579,874
License and royalty revenue	—	3,940	1,617	(3,077)	2,480

Net revenue	—	336,679	323,246	(77,571)	582,354

Cost of net product sales	130	125,740	176,740	(63,664)	238,946
Cost of services revenue	723	77,875	7,325	(9,284)	76,639

Cost of net product sales and services revenue	853	203,615	184,065	(72,948)	315,585
Cost of license and royalty revenue	—	5	3,711	(3,075)	641

Cost of net revenue	853	203,620	187,776	(76,023)	316,226

Gross profit (loss)	(853)	133,059	135,470	(1,548)	266,128
Operating expenses:
Research and development	3,228	20,338	7,864	—	31,430
Sales and marketing	1,867	52,928	47,184	—	101,979
General and administrative	75,261	18,319	36,196	(489)	129,287

Operating income (loss)	(81,209)	41,474	44,226	(1,059)	3,432
Interest expense, including amortization of original issue discounts and deferred financing costs	(43,291)	(713)	(2,831)	2,705	(44,130)
Other income (expense), net	(11,058)	1,574	(2,124)	(2,704)	(14,312)

Income (loss) before provision (benefit) for income taxes	(135,558)	42,335	39,271	(1,058)	(55,010)
Provision (benefit) for income taxes	(227,263)	75,980	100,395	—	(50,888)

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	91,705	(33,645)	(61,124)	(1,058)	(4,122)
Equity in earnings of subsidiaries, net of tax	(88,559)	—	—	88,559	—
Equity earnings of unconsolidated entities, net of tax	18,881	—	6,677	591	26,149

Net income (loss)	22,027	(33,645)	(54,447)	88,092	22,027
Less: Net income attributable to non-controlling interests	—	—	207	—	207

Net income (loss) attributable to Alere Inc. and Subsidiaries	22,027	(33,645)	(54,654)	88,092	21,820
Preferred stock dividends	(5,366)	—	—	—	(5,366)

Net income (loss) available to common stockholders	$16,661	$(33,645)	$(54,654)	$88,092	$16,454

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$228,963	$310,571	$(67,406)	$472,128
Services revenue	—	115,829	12,512	—	128,341

Net product sales and services revenue	—	344,792	323,083	(67,406)	600,469
License and royalty revenue	—	3,246	4,648	(4,595)	3,299

Net revenue	—	348,038	327,731	(72,001)	603,768

Cost of net product sales	2,091	125,106	175,341	(56,724)	245,814
Cost of services revenue	74	81,549	6,999	(8,771)	79,851

Cost of net product sales and services revenue	2,165	206,655	182,340	(65,495)	325,665
Cost of license and royalty revenue	(19)	401	5,350	(4,595)	1,137

Cost of net revenue	2,146	207,056	187,690	(70,090)	326,802

Gross profit (loss)	(2,146)	140,982	140,041	(1,911)	276,966
Operating expenses:
Research and development	5,670	15,015	15,326	—	36,011
Sales and marketing	1,335	53,862	51,296	—	106,493
General and administrative	22,960	34,817	43,529	—	101,306
Impairment and (gain) loss on dispositions, net	150	85	1,839	—	2,074

Operating income (loss)	(32,261)	37,203	28,051	(1,911)	31,082
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,705)	(2,613)	(4,999)	6,984	(52,333)
Other income (expense), net	4,225	2,833	3,584	(6,984)	3,658

Income (loss) from continuing operations before provision (benefit) for income taxes	(79,741)	37,423	26,636	(1,911)	(17,593)
Provision (benefit) for income taxes	78,040	(28,646)	(59,605)	(1)	(10,212)

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(157,781)	66,069	86,241	(1,910)	(7,381)
Equity in earnings of subsidiaries, net of tax	155,764	—	—	(155,764)	—
Equity earnings (losses) of unconsolidated entities, net of tax	(364)	—	5,348	16	5,000

Net income (loss)	(2,381)	66,069	91,589	(157,658)	(2,381)
Less: Net loss attributable to non-controlling interests	—	—	(61)	—	(61)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(2,381)	66,069	91,650	(157,658)	(2,320)
Preferred stock dividends	(5,369)	—	—	—	(5,369)

Net income (loss) available to common stockholders	$(7,750)	$66,069	$91,650	$(157,658)	$(7,689)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$668,028	$942,273	$(210,688)	$1,399,613
Services revenue	—	329,227	35,069	—	364,296

Net product sales and services revenue	—	997,255	977,342	(210,688)	1,763,909
License and royalty revenue	—	10,308	6,183	(8,749)	7,742

Net revenue	—	1,007,563	983,525	(219,437)	1,771,651

Cost of net product sales	464	377,293	531,200	(182,152)	726,805
Cost of services revenue	827	229,573	23,125	(25,492)	228,033

Cost of net product sales and services revenue	1,291	606,866	554,325	(207,644)	954,838
Cost of license and royalty revenue	—	15	11,300	(8,748)	2,567

Cost of net revenue	1,291	606,881	565,625	(216,392)	957,405

Gross profit (loss)	(1,291)	400,682	417,900	(3,045)	814,246
Operating expenses:
Research and development	10,359	50,991	25,588	—	86,938
Sales and marketing	4,771	160,548	138,989	—	304,308
General and administrative	177,616	81,965	113,505	(489)	372,597
Impairment and (gain) loss on dispositions, net	—	—	(3,810)	—	(3,810)

Operating income (loss)	(194,037)	107,178	143,628	(2,556)	54,213
Interest expense, including amortization of original issue discounts and deferred financing costs	(126,235)	(5,588)	(8,673)	11,931	(128,565)
Other income (expense), net	(17,214)	8,179	(8,807)	(11,931)	(29,773)

Income (loss) before provision (benefit) for income taxes	(337,486)	109,769	126,148	(2,556)	(104,125)
Provision (benefit) for income taxes	(207,552)	69,471	90,102	—	(47,979)

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(129,934)	40,298	36,046	(2,556)	(56,146)
Equity in earnings of subsidiaries, net of tax	86,943	—	—	(86,943)	—
Equity earnings of unconsolidated entities, net of tax	20,150	—	12,815	340	33,305

Net income (loss)	(22,841)	40,298	48,861	(89,159)	(22,841)
Less: Net income attributable to non-controlling interests	—	—	453	—	453

Net income (loss) attributable to Alere Inc. and Subsidiaries	(22,841)	40,298	48,408	(89,159)	(23,294)
Preferred stock dividends	(15,983)	—	—	—	(15,983)

Net income (loss) available to common stockholders	$(38,824)	$40,298	$48,408	$(89,159)	$(39,277)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$655,594	$985,966	$(194,045)	$1,447,515
Services revenue	—	338,869	39,956	—	378,825

Net product sales and services revenue	—	994,463	1,025,922	(194,045)	1,826,340
License and royalty revenue	—	9,676	14,721	(10,706)	13,691

Net revenue	—	1,004,139	1,040,643	(204,751)	1,840,031

Cost of net product sales	2,924	358,354	551,340	(168,810)	743,808
Cost of services revenue	204	233,470	22,963	(24,360)	232,277

Cost of net product sales and services revenue	3,128	591,824	574,303	(193,170)	976,085
Cost of license and royalty revenue	(40)	1,619	13,558	(10,706)	4,431

Cost of net revenue	3,088	593,443	587,861	(203,876)	980,516

Gross profit (loss)	(3,088)	410,696	452,782	(875)	859,515
Operating expenses:
Research and development	11,213	43,927	36,085	—	91,225
Sales and marketing	4,165	159,190	160,241	—	323,596
General and administrative	67,873	123,875	63,422	—	255,170
Impairment and (gain) loss on dispositions, net	81,051	(8,719)	(29,924)	—	42,408

Operating income (loss)	(167,390)	92,423	222,958	(875)	147,116
Interest expense, including amortization of original issue discounts and deferred financing costs	(156,889)	(8,958)	(13,744)	21,333	(158,258)
Other income (expense), net	11,468	9,546	4,805	(21,333)	4,486

Income (loss) from continuing operations before provision (benefit) for income taxes	(312,811)	93,011	214,019	(875)	(6,656)
Provision (benefit) for income taxes	41,067	(17,065)	(26,685)	307	(2,376)

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(353,878)	110,076	240,704	(1,182)	(4,280)
Equity in earnings of subsidiaries, net of tax	357,024	—	—	(357,024)	—
Equity earnings of unconsolidated entities, net of tax	982	—	9,340	(2)	10,320

Income from continuing operations	4,128	110,076	250,044	(358,208)	6,040
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Net income	222,817	108,164	250,044	(358,208)	222,817
Less: Net income attributable to non-controlling interests	—	—	386	—	386

Net income attributable to Alere Inc. and Subsidiaries	222,817	108,164	249,658	(358,208)	222,431
Preferred stock dividends	(15,927)	—	—	—	(15,927)

Net income available to common stockholders	$206,890	$108,164	$249,658	$(358,208)	$206,504

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22,027	$(33,645)	$(54,447)	$88,092	$22,027

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	2,433	(272)	6,577	(11)	8,727
Minimum pension liability adjustment	—	—	221	—	221

Other comprehensive income (loss), before tax	2,433	(272)	6,798	(11)	8,948

Other comprehensive income (loss)	2,433	(272)	6,798	(11)	8,948

Comprehensive income (loss)	24,460	(33,917)	(47,649)	88,081	30,975
Less: Comprehensive income attributable to non-controlling interests	—	—	207	—	207

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$24,460	$(33,917)	$(47,856)	$88,081	$30,768

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2,381)	$66,069	$91,589	$(157,658)	$(2,381)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(748)	(570)	(87,314)	(180)	(88,812)
Minimum pension liability adjustment	—	—	419	—	419

Other comprehensive loss, before tax	(748)	(570)	(86,895)	(180)	(88,393)

Other comprehensive loss, net of tax	(748)	(570)	(86,895)	(180)	(88,393)

Comprehensive income (loss)	(3,129)	65,499	4,694	(157,838)	(90,774)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(61)	—	(61)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(3,129)	$65,499	$4,755	$(157,838)	$(90,713)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(22,841)	$40,298	$48,861	$(89,159)	$(22,841)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	2,824	(1,100)	(14,936)	(3)	(13,215)
Minimum pension liability adjustment	—	—	907	—	907

Other comprehensive income (loss), before tax	2,824	(1,100)	(14,029)	(3)	(12,308)

Other comprehensive income (loss)	2,824	(1,100)	(14,029)	(3)	(12,308)

Comprehensive income (loss)	(20,017)	39,198	34,832	(89,162)	(35,149)
Less: Comprehensive income attributable to non-controlling interests	—	—	453	—	453

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(20,017)	$39,198	$34,379	$(89,162)	$(35,602)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$222,817	$108,164	$250,044	$(358,208)	$222,817

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(1,208)	(453)	(120,587)	(180)	(122,428)
Minimum pension liability adjustment	—	—	(1,337)	—	(1,337)

Other comprehensive loss, before tax	(1,208)	(453)	(121,924)	(180)	(123,765)

Other comprehensive loss, net of tax	(1,208)	(453)	(121,924)	(180)	(123,765)

Comprehensive income	221,609	107,711	128,120	(358,388)	99,052
Less: Comprehensive income attributable to non-controlling interests	—	—	386	—	386

Comprehensive income attributable to Alere Inc. and Subsidiaries	$221,609	$107,711	$127,734	$(358,388)	$98,666

CONSOLIDATING BALANCE SHEET

September 30, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$201,982	$545	$363,686	$—	$566,213
Restricted cash	757	—	4,242	—	4,999
Marketable securities	—	75	—	—	75
Accounts receivable, net of allowances	—	190,077	237,164	—	427,241
Inventories, net	—	178,382	194,560	(24,097)	348,845
Prepaid expenses and other current assets	10,499	35,605	111,243	6,486	163,833
Intercompany receivables	1,052,091	904,512	213,963	(2,170,566)	—

Total current assets	1,265,329	1,309,196	1,124,858	(2,188,177)	1,511,206
Property, plant and equipment, net	27,797	231,197	190,075	(2,756)	446,313
Goodwill	—	1,822,771	982,911	—	2,805,682
Other intangible assets with indefinite lives	—	7,511	20,539	(59)	27,991
Finite-lived intangible assets, net	2,618	537,041	328,326	(3,200)	864,785
Restricted cash	—	—	42,438	—	42,438
Other non-current assets	559	2,058	14,335	(733)	16,219
Investments in subsidiaries	3,378,517	158,194	57,650	(3,594,361)	—
Investments in unconsolidated entities	684	14,765	50,747	14,689	80,885
Deferred tax assets	212,822	—	58,758	(214,942)	56,638
Non-current income tax receivable	3,517	—	—	—	3,517
Intercompany notes receivables	1,765,528	710,007	602	(2,476,137)	—

Total assets	$6,657,371	$4,792,740	$2,871,239	$(8,465,676)	$5,855,674

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$40,073	$—	$1,351	$—	$41,424
Current portion of capital lease obligations	—	1,764	1,949	—	3,713
Accounts payable	41,465	77,717	92,294	—	211,476
Accrued expenses and other current liabilities	115,152	139,909	192,714	2,122	449,897
Intercompany payables	1,052,028	777,234	341,304	(2,170,566)	—

Total current liabilities	1,248,718	996,624	629,612	(2,168,444)	706,510

Long-term liabilities:
Long-term debt, net of current portion	2,859,054	—	46,013	—	2,905,067
Capital lease obligations, net of current portion	—	2,322	5,711	—	8,033
Deferred tax liabilities	—	218,898	46,355	(212,740)	52,513
Other long-term liabilities	16,821	42,279	74,815	(733)	133,182
Intercompany notes payables	487,096	1,163,898	825,143	(2,476,137)	—

Total long-term liabilities	3,362,971	1,427,397	998,037	(2,689,610)	3,098,795

Total stockholders’ equity	2,045,682	2,368,719	1,238,903	(3,607,622)	2,045,682
Non-controlling interests	—	—	4,687	—	4,687

Total equity	2,045,682	2,368,719	1,243,590	(3,607,622)	2,050,369

Total liabilities and equity	$6,657,371	$4,792,740	$2,871,239	$(8,465,676)	$5,855,674

CONSOLIDATING BALANCE SHEET

December 31, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$139,153	$21,150	$341,897	$—	$502,200
Restricted cash	1,250	—	4,444	—	5,694
Marketable securities	—	164	—	—	164
Accounts receivable, net of allowances	—	192,591	253,242	—	445,833
Inventories, net	—	173,383	194,192	(20,574)	347,001
Prepaid expenses and other current assets	7,576	27,095	110,961	6,601	152,233
Assets held for sale — current	—	—	4,165	—	4,165
Intercompany receivables	1,237,474	812,957	50,691	(2,101,122)	—

Total current assets	1,385,453	1,227,340	959,592	(2,115,095)	1,457,290
Property, plant and equipment, net	31,384	228,065	188,084	(1,494)	446,039
Goodwill	—	1,823,919	1,012,996	—	2,836,915
Other intangible assets with indefinite lives	—	7,638	20,531	(59)	28,110
Finite-lived intangible assets, net	2,951	627,269	370,261	(3,200)	997,281
Restricted cash	—	—	43,228	—	43,228
Other non-current assets	804	2,340	15,380	(446)	18,078
Investments in subsidiaries	3,294,857	158,195	57,650	(3,510,702)	—
Investments in unconsolidated entities	502	14,764	37,947	12,120	65,333
Deferred tax assets	91,220	—	51,329	(128,556)	13,993
Non-current income tax receivable	3,517	—	—	—	3,517
Assets held for sale — non-current	13,337	—	—	—	13,337
Intercompany notes receivables	1,905,188	672,032	6,900	(2,584,120)	—

Total assets	$6,729,213	$4,761,562	$2,763,898	$(8,331,552)	$5,923,121

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$197,084	$—	$2,908	$—	$199,992
Current portion of capital lease obligations	—	2,018	1,944	—	3,962
Accounts payable	15,981	76,890	102,881	—	195,752
Accrued expenses and other current liabilities	62,287	126,346	133,594	2,238	324,465
Liabilities related to assets held for sale — current	—	—	363	—	363
Intercompany payables	1,122,042	773,839	205,241	(2,101,122)	—

Total current liabilities	1,397,394	979,093	446,931	(2,098,884)	724,534

Long-term liabilities:
Long-term debt, net of current portion	2,784,913	—	46,253	—	2,831,166
Capital lease obligations, net of current portion	—	840	6,341	—	7,181
Deferred tax liabilities	—	219,224	54,749	(126,355)	147,618
Other long-term liabilities	14,962	59,309	80,369	(447)	154,193
Intercompany notes payables	477,779	1,181,168	925,173	(2,584,120)	—

Total long-term liabilities	3,277,654	1,460,541	1,112,885	(2,710,922)	3,140,158

Total stockholders’ equity	2,054,165	2,321,928	1,199,818	(3,521,746)	2,054,165
Non-controlling interests	—	—	4,264	—	4,264

Total equity	2,054,165	2,321,928	1,204,082	(3,521,746)	2,058,429

Total liabilities and equity	$6,729,213	$4,761,562	$2,763,898	$(8,331,552)	$5,923,121

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(22,841)	$40,298	$48,861	$(89,159)	$(22,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(86,943)	—	—	86,943	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	9,186	9	110	—	9,305
Depreciation and amortization	6,829	133,532	72,848	978	214,187
Non-cash stock-based compensation expense	16,347	7,595	7,173	—	31,115
Impairment of inventory	—	—	915	—	915
Impairment of long-lived assets	—	548	86	—	634
Loss on sale of fixed assets	75	4,530	887	—	5,492
Equity earnings of unconsolidated entities, net of tax	(20,150)	—	(12,815)	(340)	(33,305)
Deferred income taxes	(6,392)	(300)	(18,550)	—	(25,242)
Gain on dispositions	—	—	(3,810)	—	(3,810)
Other non-cash items	815	(1,824)	8,684	(7)	7,668
Non-cash change in fair value of contingent purchase price consideration	(1,800)	(14,323)	(167)	—	(16,290)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	2,502	19,549	—	22,051
Inventories, net	—	(34,902)	1,666	1,576	(31,660)
Prepaid expenses and other current assets	547	(8,417)	(14,876)	116	(22,630)
Accounts payable	25,483	2,517	(9,507)	—	18,493
Accrued expenses and other current liabilities	41,025	15,149	60,896	(6,387)	110,683
Other non-current liabilities	(112,172)	(2,170)	(3,137)	—	(117,479)
Cash paid for contingent consideration	(321)	—	(3)	—	(324)
Intercompany payable (receivable)	269,507	(143,767)	(132,020)	6,280	—

Net cash provided by operating activities	119,195	977	26,790	—	146,962

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	493	—	(294)	—	199
Purchases of property, plant and equipment	(3,783)	(20,325)	(27,529)	1,642	(49,995)
Proceeds from sale of property, plant and equipment	92	367	2,333	(1,642)	1,150
Cash received from (used in) dispositions, net of cash divested	(1,337)	—	22,807	—	21,470
Cash paid for business acquisitions, net of cash acquired	—	—	(5,958)	—	(5,958)
Cash received from sales of marketable securities.	—	88	—	—	88
Cash received from equity method investments	3,357	—	—	—	3,357
Cash paid for investments	(184)	—	—	—	(184)
Proceeds from sale of equity investments.	38,157	—	2,594	—	40,751
(Increase) decrease in other assets	(50)	(104)	614	—	460

Net cash provided by (used in) investing activities	36,745	(19,974)	(5,433)	—	11,338

Cash Flows from Financing Activities:
Cash paid for financing costs	(29,186)	—	—	—	(29,186)
Cash paid for contingent purchase price consideration	—	—	(575)	—	(575)
Cash paid for dividends	(15,969)	—	—	—	(15,969)
Proceeds from issuance of common stock, net of issuance costs	13,923	—	—	—	13,923
Proceeds from issuance of long-term debt	—	—	462	—	462
Payments on long-term debt	—	—	(1,722)	—	(1,722)
Payments on long-term debt	(186,879)	—	(938)	—	(187,817)
Net proceeds (payments) under revolving credit facilities	125,000	—	(124)	—	124,876
Principal payments on capital lease obligations	—	(1,782)	(1,321)	—	(3,103)

Net cash used in financing activities	(93,111)	(1,782)	(4,218)	—	(99,111)

Foreign exchange effect on cash and cash equivalents	—	174	4,650	—	4,824

Net increase (decrease) in cash and cash equivalents	62,829	(20,605)	21,789	—	64,013
Cash and cash equivalents, beginning of period	139,153	21,150	341,897	—	502,200

Cash and cash equivalents, end of period	$201,982	$545	$363,686	$—	$566,213

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$222,817	$108,164	$250,044	$(358,208)	$222,817
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Income from continuing operations	4,128	110,076	250,044	(358,208)	6,040
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(357,024)	—	—	357,024	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,542	19	66	—	10,627
Depreciation and amortization	7,891	128,363	97,390	7	233,651
Non-cash stock-based compensation expense	10,600	4,251	4,745	—	19,596
Impairment of inventory	—	133	68	—	201
Impairment of long-lived assets	—	64	314	—	378
Loss on disposition of fixed assets	—	2,768	505	—	3,273
Equity earnings of unconsolidated entities, net of tax	(982)	—	(9,340)	2	(10,320)
Deferred income taxes	(8,687)	(27,430)	(7,794)	439	(43,472)
Loss related to impairment and net (gain) loss on dispositions	81,051	(8,804)	(29,924)	—	42,323
Loss on extinguishment of debt	3,480	—	—	—	3,480
Other non-cash items	(376)	(1,054)	(3,358)	3	(4,785)
Non-cash change in fair value of contingent purchase price consideration	(33,667)	16,616	(34,860)	—	(51,911)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(9,213)	6,052	—	(3,161)
Inventories, net	—	(31,708)	(26,651)	207	(58,152)
Prepaid expenses and other current assets	3,098	(28,016)	4,917	5,048	(14,953)
Accounts payable	(7,435)	777	(9,342)	—	(16,000)
Accrued expenses and other current liabilities	(1,455)	72,936	(27,203)	(9,306)	34,972
Other non-current liabilities	(16,114)	740	5,389	1,445	(8,540)
Cash paid for contingent purchase price consideration	(6,302)	—	(13)	—	(6,315)
Intercompany payable (receivable)	447,475	(282,519)	(167,580)	2,624	—

Net cash provided by (used in) continuing operations	136,223	(52,001)	53,425	(715)	136,932
Net cash provided by discontinued operations	—	318	—	—	318

Net cash provided by (used in) operating activities	136,223	(51,683)	53,425	(715)	137,250

Cash Flows from Investing Activities:
Increase in restricted cash	(421,157)	—	(17,608)	—	(438,765)
Purchases of property, plant and equipment	(7,514)	(25,915)	(36,093)	1,575	(67,947)
Proceeds from sale of property, plant and equipment	—	846	1,554	(914)	1,486
Cash received from (used in) disposition, net of cash divested	593,066	(8,722)	2,281	—	586,625
Cash paid for business acquisitions, net of cash acquired	(60,135)	—	—	—	(60,135)
Cash received from (paid for) sales of marketable securities	—	103	(4)	—	99
Cash received from equity method investments	2,205	—	12,092	—	14,297
(Increase) decrease in other assets	368	497	(219)	235	881

Net cash provided by (used in) continuing operations	106,833	(33,191)	(37,997)	896	36,541
Net cash used in discontinued operations	—	(209)	—	—	(209)

Net cash provided by (used in) investing activities	106,833	(33,400)	(37,997)	896	36,332

Cash Flows from Financing Activities:
Cash paid for financing costs	(15,836)	—	(217)	—	(16,053)
Cash paid for contingent purchase price consideration	(13,640)	—	(439)	—	(14,079)
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Proceeds from issuance of common stock, net of issuance costs	76,457	—	—	—	76,457
Proceeds from issuance of long-term debt	2,119,125	—	42,897	—	2,162,022
Payments on short-term debt	—	—	(25,584)	—	(25,584)
Payments on long-term debt	(2,128,625)	—	(540)	—	(2,129,165)
Net proceeds (payments) under revolving credit facilities	(127,000)	—	397	—	(126,603)
Excess tax benefits on exercised stock options	3,264	2,531	307	—	6,102
Principal payments on capital lease obligations	—	(1,876)	(2,463)	—	(4,339)

Net cash provided by (used in) continuing operations	(102,225)	655	14,358	—	(87,212)
Net cash used in discontinued operations	—	(76)	—	—	(76)

Net cash provided by (used in) financing activities	(102,225)	579	14,358	—	(87,288)

Foreign exchange effect on cash and cash equivalents	16	(301)	(8,208)	(181)	(8,674)

Net increase (decrease) in cash and cash equivalents	140,847	(84,805)	21,578	—	77,620
Cash and cash equivalents, beginning of period — continuing operations	2,149	69,154	307,158	—	378,461
Cash and cash equivalents, beginning of period — discontinued operations	—	23,300	—	—	23,300

Cash and cash equivalents, end of period	$142,996	$7,649	$328,736	$—	$479,381

(23) Subsequent Events

Arriva LLC Billing Number

On October 12, 2016, our subsidiary, Arriva Medical, LLC, or Arriva, which is our durable medical equipment, or DME, supply business that specializes in the furnishing of diabetic testing supplies via mail order, received a notice, dated October 5, 2016, that its Medicare enrollment will be revoked by CMS, based on CMS’ assertion that, over a five year period, Arriva had allegedly submitted claims for 211 deceased patients (even if the products were appropriately ordered in advance of the patient’s death). The CMS letter only identifies 47 of the 211 claims. Our initial appeal of this determination was denied by CMS on November 2, 2016 and, therefore, Arriva’s Medicare enrollment will be revoked effective November 4, 2016, pending the outcome of further appeals. We have conducted an initial investigation into the issue and do not believe that Arriva received or retained improper reimbursement for the DME items furnished. We are continuing to work through the appeals process, with the goal that Arriva’s enrollment status will be reactivated retroactively to November 4, 2016. Unless and until the enrollment status is reactivated, Arriva will be ineligible for reimbursement for any products or services furnished on or after November 4, 2016. If the enrollment is reactivated retroactive to November 4, 2016, we would be able to bill and be reimbursed for all covered products or services furnished. The Company’s results of operation for the nine months ended September 30, 2016 included approximately $88 million in revenue attributable to Arriva.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the expected closing of, and the Company’s confidence with respect to the closing of, the transactions contemplated by the Merger Agreement with Abbott Laboratories, the benefits of our improved products, the impact of the revocation or reinstatement of Arriva’s Medicare billing number, our plans to voluntarily withdraw the INRatio and INRatio2 PT/INR Monitoring Systems from the market, future competition in our markets, the implementation, timing and effectiveness of efforts to remediate our material weaknesses, the outcome of certain tax examinations, the timing of decisions and the outcome of certain legal proceedings and governmental investigations to which we and other parties are or may be subject, the sources of funds to pay the principal and interest on our indebtedness and certain expenses, intention to retain earnings to support our growth strategy, future trends with respect to license and royalty revenues, future trends with respect to amortization expense, the source of funds and the expected ability to fund short and long-term working capital needs, the anticipated use of proceeds from divestitures, future plans with respect to the repatriation of cash held by foreign entities, future litigation and investigations being brought against us and the impact of such litigation and investigations, the expected impact of recently announced and adopted accounting standards and other accounting standards on our financial statements, anticipated increases or decreases to certain tax benefits, anticipated future net operating loss tax carryforwards, expected future expenses in connection with the voluntary withdrawal of INRatio products from the market and the expected timing of the completion of such withdrawal, anticipated expenses and costs in connection with certain restructuring plans, future charges in connection with a withdrawal of a product from the market, potential new product and technology achievements and the potential for selective divestitures of non-core assets. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 and other risk factors identified herein including in Part II, Item 1A or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements unless required by law. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Recent Developments

Merger Agreement with Abbott Laboratories

On January 30, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Abbott Laboratories, or Abbott. The Merger Agreement provides for the merger of a newly formed, wholly owned subsidiary of Abbott with and into Alere, or the merger, with Alere surviving the merger as a wholly owned subsidiary of Abbott, or the surviving corporation. Under the terms of the Merger Agreement, holders of shares of our common stock will receive $56.00 in cash, without interest, in exchange for each share of common stock. Each share of our Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, or Series B Preferred Stock, issued and outstanding immediately prior to the effective time of the merger will remain issued and outstanding immediately following the consummation of the merger as one share of Series B Convertible Preferred Stock, par value $0.001 per share, of the surviving corporation. The Merger Agreement was approved by our board of directors and, on October 21, 2016, the holders of a majority of the outstanding shares of our common stock approved the adoption of the Merger Agreement. Completion of the merger is subject to remaining customary closing conditions, including (1) there being no judgment or law enjoining or otherwise prohibiting the consummation of the merger and (2) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of other required antitrust approvals. Under the terms of the Merger Agreement, Abbott has agreed to make certain divestitures if necessary to obtain the consent of the antitrust authorities to the transaction contemplated by the Merger Agreement, subject to certain exceptions set forth in the Merger Agreement. The obligation of each of the parties to consummate the merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain circumstances, Alere would be required to pay Abbott a termination fee equal to $177.0 million. We are confident that the transaction will be completed in accordance with the terms set forth in the Merger Agreement.

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

Between April and October 2016, Abbott received six separate requests for additional information from the European Commission. The parties are working to provide the European Commission with information in response to these requests and continue to work cooperatively with the European Commission in connection with this review. Once the completed notification has been formally submitted to the European Commission, the European Commission has 25 business days from the day following the date of such notification, which period may be extended to 35 business days after the date of notification under certain circumstances, in which to consider whether the merger raises serious doubts as to its compatibility with the common market (as prescribed by European Union regulations). By the end of that period, the European Commission must issue a decision either clearing the merger, which may be conditional upon satisfaction of commitments, or open an in-depth “Phase II” investigation. A Phase II investigation may last a maximum of an additional 125 business days.

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

On October 20, 2016, the Ministry of Commerce of the People’s Republic of China determined that it will not prohibit the acquisition of Alere by Abbott.

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

On August 25, 2016, we filed a complaint against Abbott in Delaware Chancery Court, which seeks to compel Abbott to fulfill its obligations under the terms of the Merger Agreement to take all actions necessary to promptly obtain all required antitrust approvals for the merger. The complaint alleges, among other things, that Abbott is purposefully failing to comply with its obligations set forth in the Merger Agreement related to obtaining antitrust approvals. Specifically, the complaint alleges that Abbott: (i) purposefully failed to supply information requested by the FTC “as promptly as reasonably practicable” after such requests were made, as expressly required by the Merger Agreement; (ii) purposefully failed to supply information requested and make antitrust filings pursuant to antitrust laws in various foreign jurisdictions “as promptly as reasonably practicable” after such requests were made; (iii) purposefully failed to promptly take any and all steps necessary to avoid or eliminate impediments to obtaining antitrust clearance in the United States and in various foreign jurisdictions; (iv) purposefully failed to keep Alere informed in all material respects and on a reasonably timely basis of material communications with respect to the merger with antitrust authorities in the United States and in various foreign jurisdictions; and (v) purposefully failed to cooperate and consult with Alere, as well as give due consideration to Alere’s views with respect to antitrust matters. We asked the Delaware Chancery Court to require Abbott to specifically perform its obligations with respect to these matters, as required by the Merger Agreement. On August 30, 2016, Abbott filed its response in opposition to the motion to expedite the proceedings in this matter. On September 2, 2016, the Delaware Chancery Court granted our motion to expedite the proceedings. On September 29, 2016, the Delaware Chancery Court entered an order that, among other things, adopted a detailed schedule setting forth actions required to be taken by specified dates in order to obtain all antitrust clearances required by the Merger Agreement. By order of the court, the schedule is confidential. The court order also (i) requires Abbott to provide us with advance notice of, and the right to participate (in a manner not inconsistent with the terms of the Merger Agreement) in, all future discussions with antitrust regulators worldwide; (ii) appoints a Special Master to confidentially mediate any disputes regarding compliance with the order or the parties’ obligations under the Merger Agreement; (iii) lifts the stay of the case and permits discovery to commence immediately, including with respect to potential breaches of the Merger Agreement by Abbott; and (iv) sets a preliminary injunction hearing date on our claims for January 27, 2017, if necessary.

On November 3, 2016, Abbott filed a complaint against Alere in the Delaware Chancery Court. Abbott asserts a single claim against Alere for breach of contract stemming from Alere’s refusal to provide Abbott with certain categories of documents under the Merger Agreement. The complaint makes no claim for damages and seeks to compel Alere to produce certain categories of documents and information which Abbott contends Alere is obligated to produce under the terms of the Merger Agreement. Alere believes it has fulfilled its contractual obligations under the merger agreement.

Sale of Minority Interest in TechLab

On September 16, 2016, we sold our 49% interest in TechLab Inc., a company that provides diagnostic testing products used by physicians and other health care customers to diagnose, treat, and monitor intestinal diseases and other medical conditions. In connection with this sale, we recorded a gain in equity earnings of unconsolidated entities, net of tax, of $18.7 million. We accounted for this interest in TechLab as an equity method investment.

Prior to our sale we served as a distributor of TechLab products and we will remain the principal global distributor of TechLab products pursuant to the terms of a distribution agreement with TechLab.

INRatio and INRatio®2 PT/INR Monitoring System Voluntary Withdrawal

In July 2016 we announced that we would be initiating a voluntary withdrawal of the Alere INRatio and INRatio2 PT/INR Monitoring System. We are currently implementing the product withdrawal and product discontinuation which we expect will be completed in early 2017.

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

Due to the fact that the circumstances giving rise to the voluntary withdrawal in the United States and related action outside the U.S. existed as of December 31, 2015, certain charges incurred in connection with the withdrawal were recorded in the fourth quarter of 2015. Specifically, we recorded a charge of approximately $38.0 million in the year ended December 31, 2015, related to impairment of inventory and production equipment and estimated costs of removing our INRatio and INRatio2 from the market. As of September 30, 2016, $15.4 million of the estimated costs of removing INRatio and INRatio 2 from the market were included in accrued expenses. Additionally, our decision to withdraw the INRatio and INRatio2 PT/INR Monitoring Systems impacted the useful life assumptions of certain tangible and intangible assets. As a result of this change in estimate, we recorded approximately $4.1 million and $12.3 million of accelerated amortization of intangible assets and approximately $0.6 million and $2.1 million of accelerated depreciation of tangible assets in the three and nine months ended September 30, 2016, respectively. Finally, during the remainder of fiscal year 2016 we expect to incur approximately $4.1 million of accelerated amortization, approximately $0.6 million of accelerated depreciation, and $1.9 million of other one-time cash expenditures.

Alere Home Monitoring, our patient self-testing anticoagulation business, will continue to distribute other PT/INR coagulation monitors following the withdrawal of the INRatio and INRatio2 PT/INR Monitoring Systems from the market.

Amendment to our Credit Agreement

On August 18, 2016, we and the requisite lenders under the Credit Agreement entered into an amendment to our Credit Agreement pursuant to which the requisite lenders agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or will occur, resulting from, among other things, our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) (x) the financial statements and certain related deliverables for the three months ended March 31, 2016, which we refer to as the Q1 Financial Reports, by the applicable deadline under the Credit Agreement or (y) the financial statements and certain related deliverables for the three months ended June 30, 2016, which we refer to as the Q2 Financial Reports, by the applicable deadline under the Credit Agreement, and (ii) extend the deadline for delivery of the Q1 Financial Reports to August 25, 2016 and the deadline for the delivery of the Q2 Financial Reports to September 13, 2016. We delivered the Q1 Financial Reports and the Q2 Financial Reports prior to the deadlines set forth in this amendment to the Credit Agreement. In connection with this amendment, we paid, among other fees and expenses, to each consenting lender aggregate consent fees of 0.125% of the sum of (i) the aggregate principal amount of such lender’s Term Loans outstanding on the effective date of the amendment and (ii) such lender’s Revolving Credit Commitment outstanding on the effective date of the amendment, or approximately $2.2 million in the aggregate for all consenting lenders.

Arriva LLC Billing Number

Certain aspects of our business that seek reimbursement from federal healthcare programs, including Medicare and Medicaid, require that we are successfully enrolled in such programs and maintain certain standards necessary for continued enrollment. From time to time, the enrollment status of one or more of our businesses can be threatened or revoked by government agencies, such as the Center for Medicare and Medicaid Services, or CMS. Unless overturned by appeal, the revocation of the enrollment of one of our businesses would prevent us from being able to bill or be reimbursed by the federal health care program in question for any otherwise covered items or services furnished by that business to beneficiaries of the health care program. On October 12, 2016, our subsidiary, Arriva Medical, LLC, or Arriva, which is our durable medical equipment, or DME, supply business that specializes in the furnishing of diabetic testing supplies via mail order, received a notice, dated October 5, 2016, that its Medicare enrollment will be revoked by CMS, based on CMS’ assertion that, over a five year period, Arriva had allegedly submitted claims for 211 deceased patients (even if the products were appropriately ordered in advance of the patient’s death). The CMS letter only identifies 47 of the 211 claims. The 211 claims constitute less than 0.003% of the approximately 5.7 million claims submitted by Arriva during the five year period in question. Our initial appeal of this determination was denied by CMS on November 2, 2016 and, therefore, Arriva’s Medicare enrollment will be revoked effective November 4, 2016, pending the outcome of further appeals. We have conducted an initial investigation into the issue and do not believe that Arriva received or retained improper reimbursement for the DME items furnished. We are continuing to work through the appeals process, with the goal that Arriva’s enrollment status will be reactivated retroactively to November 4, 2016. Unless and until the enrollment status is reactivated, Arriva will be ineligible for reimbursement for any products or services furnished on or after November 4, 2016. If the enrollment is reactivated retroactive to November 4, 2016, we would be able to bill and be reimbursed for all covered products or services furnished. There can be no guarantee that Arriva’s Medicare enrollment will be reinstated, that it will be reinstated retroactively, or that we will be reimbursed by Medicare for any diabetes testing supplies supplied to customers on or after November 4, 2016. Further, if our appeal is not successful, Arriva will be barred from re-applying for enrollment in the Medicare program for at least three years. The Medicare revocation would also prevent Arriva from being able to be reimbursed for any Medicaid covered products or services. If we are not successful in getting Arriva’s Medicare enrollment reinstated, our cardiometabolic business may be adversely affected. Our results of operations for the nine-month period ended September 30, 2016, included approximately $88 million in revenue attributable to Arriva.

Financial Highlights

•	Net revenue decreased by $21.4 million, or 4%, to $582.4 million for the three months ended September 30, 2016 from $603.8 million for the three months ended September 30, 2015. Net revenue decreased by $68.4 million, or 4%, to $1.78 billion for the nine months ended September 30, 2016 from $1.84 billion for the nine months ended September 30, 2015.

•	Gross profit decreased by $10.8 million, or 4%, to $266.1 million for the three months ended September 30, 2016 from $277.0 million for the three months ended September 30, 2015. Gross profit decreased by $45.3 million, or 5%, to $814.2 million for the nine months ended September 30, 2016 from $859.5 million for the nine months ended September 30, 2015.

•	For the three months ended September 30, 2016, we generated net income available to common stockholders of $16.5 million, or $0.19 per basic and diluted common share, compared to a net loss available to common stockholders of $7.7 million, or $0.10 per basic and diluted common share, for the three months ended September 30, 2015. The net income generated in the three months ended September 30, 2016 was largely attributable to a gain, net of tax, of $18.8 million on the sale of our interest in TechLab. For the nine months ended September 30, 2016, we generated a net loss available to common stockholders of $39.3 million, or $0.45 per basic and diluted common share, compared to net income available to common stockholders of $206.5 million, or $2.43 per basic and diluted common share, for the nine months ended September 30, 2015. The net income generated in the nine months ended September 30, 2015 was largely attributable to a $363.3 million pre-tax gain ($216.8 million, net of tax) on the sale of our health management business.

•	For the three months ended September 30, 2016, income from continuing operations available to common stockholders was $16.5 million, or $0.19 per basic and diluted common share, compared to a loss from continuing operations available to common stockholders of $7.7 million, or $0.10 per basic and diluted common share, for the three months ended September 30, 2015. For the nine months ended September 30, 2016, loss from continuing operations available to common stockholders was $39.3 million, or $0.45 per basic and diluted common share, compared to a loss from continuing operations available to common stockholders of $10.3 million, or $0.13 per basic and diluted common share, for the nine months ended September 30, 2015.

Results of Operations

The following discussion relates primarily to our results of operations from our continuing operations, as reflected in our accompanying consolidated statements of operations.

In connection with the preparation of our consolidated financial statements for 2015, we determined that, in 2013 and 2014, each of the interim periods in 2014, and the first three quarters of fiscal 2015, we had incorrectly reported the revenue for such periods. In addition, we made several out-of-period adjustments related to the first, second and third quarters of 2015. As a result, we have revised our consolidated financial information for the three and nine months ended September 30, 2015, and the financial information presented below in this Item 2 reflects these revisions. For more information on these revisions, see Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Further, of the revenue that we deferred in connection with the revision of our financial statements through September 30, 2015, approximately $9.0 million remained deferred at December 31, 2015 and none remained deferred at September 30, 2016.

Where discussed, results excluding the impact of foreign currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other factors.

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $20.6 million, or 3%, to $579.9 million for the three months ended September 30, 2016, from $600.5 million for the three months ended September 30, 2015. Net product sales and services revenue decreased during the three months ended September 30, 2016 when compared to the same period in the prior year primarily as a result of a $15.0 million reduction in revenue due to the disposition of our BBI business in November 2015, a $12.1 million decrease in revenue from our mail order diabetic supplies business, and a $4.5 million unfavorable impact of foreign currency exchange rates. These revenue declines were partially offset by sales increases during the three months ended September 30, 2016 of $10.5 million of malaria-related products.

Total net product sales and services revenue decreased by $62.4 million, or 3%, to $1.76 billion for the nine months ended September 30, 2016, from $1.83 billion for the nine months ended September 30, 2015. Net product sales and services revenue decreased during the nine months ended September 30, 2016 when compared to the same period in the prior year primarily as a result of a $45.7 million reduction in revenue attributable to the disposition of our BBI business in November 2015, a $32.7 million unfavorable impact of foreign currency exchange rates, and a $22.4 million decrease in revenues from our mail order diabetic supplies business. The revenue declines were partially offset by sales increases of $15.5 million attributable to our acquisition of US Diagnostics and European Drug Testing Services EDTS AB, or EDTS, $14.2 million of HIV-related products, and $10.3 million by Alere Home Monitoring, our patient self-testing anticoagulation business.

Net product sales and services revenue by business segment for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Professional diagnostics	$560,527	$581,722	(4)%	$1,707,326	$1,760,980	(3)%
Consumer diagnostics	19,347	18,747	3%	56,583	65,360	(13)%

Net product sales and services revenue	$579,874	$600,469	(3)%	$1,763,909	$1,826,340	(3)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Cardiometabolic	$188,731	$208,979	(10)%	$587,289	$621,588	(6)%
Infectious disease	183,375	164,822	11%	556,777	523,059	6%
Toxicology	155,871	162,571	(4)%	460,849	468,822	(2)%
Other	32,550	45,350	(28)%	102,411	147,511	31%

Professional diagnostics net product sales and services revenue	$560,527	$581,722	(4)%	$1,707,326	$1,760,980	(3)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $21.2 million, or 4%, to $560.5 million for the three months ended September 30, 2016, from $581.7 million for the three months ended September 30, 2015 driven primarily by a $12.8 million reduction in revenue due to the disposition of our BBI business and a $12.1 million decrease in revenue from our mail order diabetic supplies business.

Net product sales and services revenue from our professional diagnostics business segment decreased by $53.7 million, or 3%, to $1.71 billion for the nine months ended September 30, 2016, from $1.76 billion for the nine months ended September 30, 2015 primarily as a result of decreased revenues of $39.5 million due to our disposition of BBI, a $29.5 million unfavorable impact of foreign currency exchange rates, and $22.4 million in our mail order diabetic supplies business. The revenue declines were partially offset by sales increases of $14.2 million of HIV related products, $11.7 million attributable to our acquisition of US Diagnostics, and $10.3 million by Alere Home Monitoring, our patient self-testing anticoagulation business.

Net product sales and services revenue from our professional diagnostics business segment in the U.S. decreased by $29.8 million, or 9%, to $306.9 million for the three months ended September 30, 2016 from $336.7 million for the three months ended September 30, 2015. The decrease in revenues in the U.S. during the three months ended September 30, 2016 when compared to the same period in the prior year in the U.S. was primarily driven by a $17.0 million decline in sales of cardiometabolic products and services, principally as a result of decreased sales in our mail order diabetic supplies business, a $6.1 million decline in toxicology sales, mainly due to decreased revenue from our eScreen and pain management businesses, and a $4.1 million decline due to the disposition of our BBI business. eScreen provides automated and efficient workplace drug testing to our customers.

Net product sales and services revenue from our professional diagnostics business segment in the U.S. decreased by $37.8 million, or 3.9%, to $940.1 million for the nine months ended September 30, 2016 from $978.0 million for the nine months ended September 30, 2015. The decrease during the nine months ended September 30, 2016 when compared to the same period in the prior year was primarily driven by revenue declines of $24.7 million in our US toxicology pain management and eScreen businesses, and $22.4 million in our mail order diabetic supplies business. U.S. revenues also declined by $12.9 million due to the disposition of our BBI business. These revenue declines were partially offset by $10.8 million in revenues attributable to our acquisition of US Diagnostics and increased revenues of $10.3 million due to our Alere Home Monitoring business.

In international markets, net product sales and services revenue from our professional diagnostics business segment increased $8.6 million, or 4%, to $253.6 million during the three months ended September 30, 2016, from $245.0 million in the comparable period in 2015. The higher sales in international markets during the three months ended September 30, 2016 when compared to the same period in the prior year were driven by a $13.4 million, or 32%, increase in revenues attributable to the Africa region predominately due to malaria and HIV products and a $2.2 million increase in revenues attributable to the Latin America region predominately due to HIV products. This increase in international revenues was partially offset by an $8.3 million decrease in European sales, primarily due to both the disposition of the BBI business in November 2015 and the impact of foreign currency exchange rates, and the balance of the offset was largely attributable to the impact of foreign currency exchange rates outside Europe.

Net product sales and services revenue from our professional diagnostics business segment in international markets decreased $15.8 million, or 2%, to $767.2 million during the nine months ended September 30, 2016, from $783.0 million in the comparable period in 2015. The lower sales in international markets were driven primarily by a $29.8 million, or 9%, decrease in revenues attributable to Europe, primarily due to both the disposition of the BBI business in November 2015 and the impact of foreign currency exchange rates. International sales decreases for our professional diagnostics business segment were partially offset by an increase in sales in Africa, mainly due to HIV products.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $20.2 million, or 10%, to $188.7 million for the three months ended September 30, 2016, from $209.0 million in the same period in 2015, primarily as a result of a decline in sales by Arriva, our mail order diabetic supplies business, and the remainder was largely attributed to decreases in sales of BNP and cholesterol products. Infectious disease net product sales and services revenue increased by $18.6 million, or 11%, to $183.4 million for the three months ended September 30, 2016, from $164.8 million for the three months ended September 30, 2015. The increase in infectious disease revenue in the three months ended September 30, 2016 was primarily due to a $17.1 million increase in sales of malaria and HIV products. Toxicology net product sales and services revenue decreased by $6.7 million, or 4.1%, to $155.9 million for the three months ended September 30, 2016, from $162.6 million for the comparable period in 2015, primarily as a result of decreased sales in our eScreen and pain management businesses. These decreases in toxicology revenue were partially offset by increased revenues due to our acquisitions of EDTS and US Diagnostics. Other revenue decreased by $12.8 million, or 28%, to $32.6 million during the three months ended September 30, 2016, compared to $45.3 million during the comparable period in 2015, primarily due to the disposition of our BBI business.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $34.3 million, or 5.5%, to $587.3 million for the nine months ended September 30, 2016, from $621.6 million in the same period in 2015, primarily as a result of a decline in sales by Arriva, our mail order diabetic supply business, and reduced revenues from sales of our Triage and cholesterol products, partially offset by increased sales by Alere Home Monitoring, our patient anticoagulation monitoring business. Infectious disease net product sales and services revenue increased by $33.7 million, or 6.4%, to $556.8 million for the nine months ended September 30, 2016, from $523.1 million for the nine months ended September 30, 2015. The increase in infectious disease revenue in the nine months ended September 30, 2016 was primarily attributable to increased revenue of $14.7 million from sales of our Alere i product, as well as increased HIV-related product sales. Toxicology net product sales and services revenue decreased by $8.0 million, or 1.7%, to $460.8 million for the nine months ended September 30, 2016, from $468.8 million for the comparable period in 2015, primarily as a result of decreased sales in our eScreen and pain management businesses. These decreases were partially offset by increased revenues due to our acquisitions of EDTS and US Diagnostics. Other revenue decreased by $45.1 million, or 30.6%, to $102.4 million during the nine months ended September 30, 2016, compared to $147.5 million during the comparable period in 2015, primarily due to the disposition of our BBI business.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment increased by $0.6 million, or 3%, to $19.3 million for the three months ended September 30, 2016, from $18.7 million for the three months ended September 30, 2015. The increase in sales is mostly attributable to increased revenue under our long-term manufacturing service agreement with SPD, partially offset by the disposition of our BBI business, which also sold products that were part of our consumer diagnostics segment.

Net product sales and services revenue from our consumer diagnostics business segment decreased by $8.8 million, or 13%, to $56.6 million for the nine months ended September 30, 2016, from $65.4 million for the nine months ended September 30, 2015. The decrease primarily resulted from a $6.2 million decrease in revenue attributable to the disposition of our BBI business in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The balance of the decrease in the nine months ended September 30, 2016 was the result of a decrease in sales to SPD under our long-term manufacturing service agreement.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by $0.8 million, or 25%, to $2.5 million for the three months ended September 30, 2016 from $3.3 million for the three months ended September 30, 2015. The decrease in royalty revenue for the three months ended September 30, 2016, compared to the comparable period in 2015, is primarily a result of lower royalties earned under existing licensing agreements, as certain patents related to our lateral flow technology expired in 2015. Based on our license and royalty agreements in effect as of September 30, 2016, we expect this trend in comparatively lower license and royalty revenues to continue in 2016 as compared to 2015.

License and royalty revenue decreased by $5.9 million, or 43%, to $7.7 million for the nine months ended September 30, 2016 from $13.7 million for the nine months ended September 30, 2015. The decrease in royalty revenue for the nine months ended September 30, 2016, compared to the comparable period in 2015, is primarily a result of lower royalties earned under existing licensing agreements, as certain patents related to our lateral flow technology expired in 2015.

Gross Profit and Margin Percentage. Gross profit decreased by $10.9 million, or 4%, to $266.1 million for the three months ended September 30, 2016 from $277.0 million for the three months ended September 30, 2015. The decrease in gross profit during the three months ended September 30, 2016, compared to the same period in 2015, was largely attributable to a $5.2 million decrease in gross profit as a result of our divested businesses, a $1.7 million negative impact of foreign currency exchange rates and the balance of the decrease was primarily due to decreased profits in our mail order diabetic supplies business.

Gross profit decreased by $45.3 million, or 5%, to $814.2 million for the nine months ended September 30, 2016 from $859.5 million for the nine months ended September 30, 2015. The decrease in gross profit during the nine months ended September 30, 2016, compared to the comparable period in 2015, was largely attributable to a $21.1 million decrease in gross profit due to our divested businesses, a $12.7 million negative impact of foreign currency exchange rates, as well as the impact from lower revenues discussed above and decreased manufacturing volumes.

Overall gross margin for each of the three and nine months ended September 30, 2016 was 46%, as compared to 46% and 47%, respectively, for the three and nine months ended September 30, 2015.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $10.5 million, or 4%, to $264.3 million for the three months ended September 30, 2016 from $274.8 million for the three months ended September 30, 2015. Gross profit from net product sales and services revenue decreased by $41.2 million, or 5%, to $809.1 million for the nine months ended September 30, 2016 from $850.3 million for the nine months ended September 30, 2015. Gross profit from net product sales and services revenue by business segment for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Professional diagnostics	$262,812	$272,939	(4)%	$805,464	$843,749	(5)%
Consumer diagnostics	1,477	1,865	(21)%	3,607	6,506	(45)%

Gross profit from net product sales and services revenue	$264,289	$274,804	(4)%	$809,071	$850,255	(5)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $10.1 million, or 4%, to $262.8 million for the three months ended September 30, 2016 compared to $272.9 million for the three months ended September 30, 2015. The lower gross profit for the three months ended September 30, 2016 as compared to the same period in the prior year principally reflects the $5.3 million decrease in gross profit as a result of divested businesses, $1.7 million decrease due to the negative impact of foreign currency exchange rates and the balance of the decrease was primarily due to decreased gross profit from our mail order diabetic supplies business.

Gross profit from our professional diagnostics net product sales and services revenue decreased by $38.3 million, or 5%, to $805.5 million for the nine months ended September 30, 2016 compared to $843.7 million for the nine months ended September 30, 2015. The lower gross profit for the nine months ended September 30, 2016 as compared to the same period in the prior year principally reflects the $21.0 million impact from divested businesses and $12.5 million due to the negative impact of foreign currency exchange rates as well as the impact from lower revenues discussed above and decreased manufacturing volumes. These decreases to gross profit were partially offset by a $5.6 million increase in gross profit from our acquired businesses, principally US Diagnostics and EDTS.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2016 was 47%, compared to 47% and 48% for the three and nine months ended September 30, 2015, respectively. The lower gross margin in the nine months ended September 30, 2016 principally reflects the impact of lower revenues discussed above and decreased manufacturing volumes.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $0.4 million, or 21%, to $1.5 million for the three months ended September 30, 2016 from $1.9 million for the three months ended September 30, 2015.

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $2.9 million, or 45%, to $3.6 million for the nine months ended September 30, 2016 from $6.5 million for the nine months ended September 30, 2015. The decrease in gross profit in both the three and nine months ended September 30, 2016, as compared to the same periods in the prior year, were primarily driven by our transactions with SPD.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2016 was 8% and 6%, respectively, compared to 10% for the three and nine months ended September 30, 2015.

Research and Development Expense. Research and development expense decreased by $4.6 million, or 13%, to $31.4 million in the three months ended September 30, 2016 from $36.0 million in the three months ended September 30, 2015, primarily due to a $7.4 million reduction in amortization expense and a $0.6 million reduction in our restructuring-related expenses. Additionally, $0.9 million of the decrease is attributable to increased grant funding from third parties as our research and development expense during the three months ended September 30, 2016 and 2015 is reported net of grant funding of $2.0 million and $1.1 million, respectively, arising from the research and development funding relationship with the Gates Foundation and our contract with BARDA. For additional information on the agreements with the Gates Foundation and BARDA, see Note 16 to the consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q. These decreases were partially offset by a $5.0 million increase in project spending related to a payment made in connection with achieving certain contractual milestones.

Research and development expense decreased by $4.3 million, or 5%, to $86.9 million in the nine months ended September 30, 2016 from $91.2 million in the nine months ended September 30, 2015, primarily due to an $8.0 million reduction in amortization expense, $0.9 million from the favorable impact of foreign exchange rates and a $2.8 million reduction in our restructuring-related expenses. These decreases were partially offset by a $5.0 million increase in project spending related to a payment made in connection with achieving certain contractual milestones and a $2.4 million decrease in grant funding from third parties as our research and development expense during the nine months ended September 30, 2016 and 2015 is reported net of grant funding of $4.5 million and $6.9 million, respectively, arising from the research and development funding relationship with the Gates Foundation and our contract with BARDA.

Research and development expense as a percentage of net revenue was 5% for the three and nine months ended September 30, 2016. Research and development expense as a percentage of net revenue was 6% and 5% for the three and nine months ended September 30, 2015, respectively.

Sales and Marketing Expense. Sales and marketing expense decreased by $4.5 million, or 4%, to $102.0 million for the three months ended September 30, 2016 from $106.5 million for the three months ended September 30, 2015. This decrease was primarily attributable to a $3.7 million reduction in amortization expense related to customer relationship intangible assets and a $0.4 million favorable impact of foreign currency exchange rates.

Sales and marketing expense decreased by $19.3 million, or 6%, to $304.3 million for the nine months ended September 30, 2016 from $323.6 million for the nine months ended September 30, 2015. This decrease was primarily attributable to an $8.5 million reduction in amortization expense related to customer relationship intangible assets, a $5.0 million reduction in sales and marketing expenses associated with businesses we divested after June 30, 2015, including our BBI business, a $4.4 million favorable impact of foreign currency exchange rates, and a $1.1 million decrease in restructuring expenses.

Sales and marketing expense as a percentage of net revenue was 18% and 17% for the three and nine months ended September 30, 2016, respectively, compared to 18% for each of the three and nine months ended September 30, 2015.

General and Administrative Expense. General and administrative expense increased by $28.0 million, or 28%, to $129.3 million for the three months ended September 30, 2016 from $101.3 million for the three months ended September 30, 2015. The increase was primarily attributable to $17.3 million of expenses related to the pending transaction with Abbott, $13.3 million in legal and consulting fees related to certain government investigations, an increase of $7.6 million in charges associated with our various restructuring plans and the balance was largely attributable to employee related expenses. These expenses were partially offset by a decrease in our estimate of the fair value of an acquisition-related contingent earn-out obligation of $15.5 million, decreased bad debt expense of $3.2 million, $2.7 million reduced expense due to the delay in the medical device excise tax, and a $0.6 million favorable impact from foreign currency exchange rates.

General and administrative expense increased by $117.4 million, or 46%, to $372.6 million for the nine months ended September 30, 2016 from $255.2 million for the nine months ended September 30, 2015. The increase was primarily attributable to $38.2 million of expenses related to the pending transaction with Abbott, $21.9 million in legal and consulting fees related to certain government investigations and $13.6 million in charges associated with our various restructuring plans. Additionally, $35.6 million of the increase relates to changes in our estimates of the fair value of an acquisition-related contingent earn-out obligations when compared to the comparable period in 2015. The remaining portion of the increase, or an aggregate of $7.0 million, is attributable primarily to increased legal and consulting fees (other than in connection with our pending transaction with Abbott or government investigations) when compared to the comparable period in 2015.

General and administrative expense as a percentage of net revenue was 22% and 21% for the three and nine months ended September 30, 2016, respectively, compared to 17% and 14% for the three and nine months ended September 30, 2015.

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

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $8.2 million, or 16%, to $44.1 million for the three months ended September 30, 2016 from $52.3 million for the three months ended September 30, 2015. The decrease is due to lower interest expense incurred as a result of our reduced outstanding debt balances during the three months ended September 30, 2016 when compared to same period in 2015.

Interest expense decreased by $29.7 million, or 19%, to $128.6 million for the nine months ended September 30, 2016 from $158.3 million for the nine months ended September 30, 2015. The decrease is due to lower interest expense incurred as a result of our reduced outstanding debt balances during the nine months ended September 30, 2016 when compared to same period in 2015. The decrease was also attributable to the $10.2 million write-off of third-party costs associated with refinancing our credit facility, including underwriter’s fees and other payments to external advisors, and a $3.5 million loss on extinguishment of debt associated with our prior credit facility that we incurred in the nine months ended September 30, 2015.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange losses, and other income (expense), net. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Interest income	$776	$2,335	$(1,559)	$2,586	$3,662	$(1,076)
Foreign exchange gains (losses), net	(7,430)	1,285	(8,715)	(15,337)	589	(15,926)
Other, net	(7,658)	38	(7,696)	(17,022)	235	(17,257)

Total other income (expense), net	$(14,312)	$3,658	$(17,970)	$(29,773)	$4,486	$(34,259)

Interest income is related principally to our cash deposits, including restricted cash.

Foreign exchange gains (losses), net during the three and nine months ended September 30, 2016 were primarily related to the impact of foreign currency translation on intercompany balances denominated in British Pound Sterling and Korean Won.

Other, net for the three and nine months ended September 30, 2016 primarily reflects accruals of $10.5 million and $20.7 million, respectively, in connection with an on-going governmental investigation that commenced in May 2012 when we received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG. For additional information on this matter, see Part II — Item 1. Legal Proceedings Matters Relating to our San Diego Facility included elsewhere in this Quarterly Report on Form 10-Q.

Benefits for Income Taxes. Our benefit for income taxes increased by $40.7 million to $(50.9) million for the three months ended September 30, 2016, from $(10.2) million for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 and 2015 was 93% and 58%, respectively. Our effective tax rate is primarily impacted by changes in the forecasted income (loss) across various jurisdictions as well as items that are accounted for discretely in the quarter. The increase in the benefits for income taxes from the three months ended September 30, 2015 to the three months ended September 30, 2016 is primarily attributed to change in overall profitability, jurisdictional mix of income and losses and non-recurring discrete impacts in 2015. Our benefit for income taxes increased by $45.6 million to $(48.0) million for nine months ended September 30, 2016 from $(2.4) million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 46% and 35%, respectively. The increase in our benefits for income taxes for nine months ended September 30, 2016 compared to nine months ended September 30, 2015 is primarily attributed to change in overall profitability, jurisdictional mix of income and losses and non-recurring discrete impacts in 2015. The change in overall profitability is primarily attributable to increased expenses related to the pending transaction with Abbott, legal and consulting fees related to certain government investigations and other charges associated with our various restructuring plans.

Equity Earnings (Losses) of Unconsolidated Entities, Net of Tax. Equity earnings (losses) of unconsolidated entities are reported net of tax and includes our share of earnings (losses) in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax for the three and nine months ended September 30, 2016 reflects the following: (i) our 50% interest in SPD in the amount of $6.7 million and $12.9 million, respectively, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $19.5 million and $20.5 million, respectively. As noted above, on September 16, 2016, we sold our interest in TechLab. In connection with this sale, we recorded a gain in equity earnings of unconsolidated entities, net of tax, of

$18.7 million. Equity earnings (losses) of unconsolidated entities, net of tax for the three and nine months ended September 30, 2015 reflects the following: (i) our 50% interest in SPD in the amount of $5.3 million and $9.5 million, respectively, and (ii) our 49% interest in TechLab in the amount of $(0.3) million and $1.0 million, respectively.

Income from Discontinued Operations, Net of Tax. The results of our former health management business are included in income from discontinued operations, net of tax, for the nine months ended September 30, 2015, given our January 9, 2015 divestiture of this business. For the nine months ended September 30, 2015, the discontinued operations generated income, net of tax, of $216.8 million. This income from discontinued operations was largely attributable to a $366.2 million pre-tax gain ($218.6 million, net of tax) on the sale of our health management business. See Note 4 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow. As of September 30, 2016, we had approximately $2.9 billion of indebtedness outstanding. As our various debt instruments mature over the next several years, we may need or want to re-finance some or all this indebtedness with new debt, including potential borrowings under our revolving credit facility, in order to preserve our existing cash for other uses, including to continue to fund our operations. During the nine months ended September 30, 2016, we generated net cash proceeds of $21.5 million from divestitures, net of cash divested, and used $17.4 million of our cash to reduce our outstanding indebtedness under our credit facilities. Additionally, we received cash consideration in connection with our September 2016 sale of our minority stake in TechLab, which amount is reflected in our cash and cash equivalent of our balance sheet as of September 30, 2016. In May 2016, we paid approximately $152.0 million in cash to satisfy the principal and interest due under our 3% convertible senior subordinated notes, which matured on May 15, 2016 (of which amount $125.0 million was drawn under our revolving credit facility and $27.0 million was paid using available cash). We may divest one or more of our businesses in accordance with the covenants under the Merger Agreement with Abbott and we expect that, if and when completed, we will use all or a portion of the net proceeds of such divestitures to fund our working capital, operations, research and development or to reduce our outstanding debt, among other purposes, in each case to the extent permitted under the Merger Agreement and in accordance with our secured credit facility and the indentures governing our notes. As of September 30, 2016, we had $566.2 million of cash and cash equivalents, of which $205.0 million was held by domestic subsidiaries and $361.2 million was held by foreign entities. We do not currently plan to repatriate cash held by most of our foreign entities if there are adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities. If circumstances were to change, however, we may be required to repatriate all or a portion of the cash held by foreign entities, which could result in the payment of significant tax liabilities.

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

On June 18, 2015, we entered into a new secured credit facility, which initially provided for term loan facilities totaling $1.7 billion (consisting of $650 million of “A” term loans and $1.05 billion of “B” term loans), all of which were drawn at closing, and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving credit facility (which includes a $50.0 million sublimit for the issuance of letters of credit). As of September 30, 2016, $125.0 million was drawn and outstanding under the revolving credit facility.

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

As of September 30, 2016, we had $2.9 billion in aggregate principal amount of outstanding indebtedness, including $1.5 billion in aggregate principal amount outstanding under our secured credit facility, $441.5 million in aggregate outstanding principal amount of our 7.25% senior notes due 2018, $414.4 million in aggregate outstanding principal amount of our 6.5% senior subordinated notes due 2020 and $412.4 million in aggregate outstanding principal amount of our 6.375% senior subordinated notes due 2023. As noted above, our 3% convertible senior subordinated notes matured on May 15, 2016, and we used $125.0 million of cash drawn under our revolving credit facility plus $27.0 million of available cash to pay the $152.0 million of outstanding principal and accrued interest due under the notes. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions. In addition, the Merger Agreement with Abbott contains restrictions on our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions.

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

On August 18, 2016, we and the requisite lenders under the Credit Agreement entered into a further amendment to the Credit Agreement pursuant to which they agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or will occur, resulting from, among other things, our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) (x) the financial statements and certain related deliverables for the three months ended March 31, 2016, which we refer to as the Q1 Financial Reports, by the applicable deadline under the Credit Agreement or (y) the financial statements and certain related deliverables for the three months ended June 30, 2016, which we refer to as the Q2 Financial Reports, by the applicable deadline under the Credit Agreement, and (ii) extend the deadline for delivery of the Q1 Financial Reports to August 25, 2016 and the deadline for the delivery of the Q2 Financial Reports to September 13, 2016. We delivered the Q1 Financial Reports and the Q2 Financial Reports prior to the deadlines set forth in this amendment to the Credit Agreement. In connection with this amendment, we paid, among other fees and expenses, to each consenting lender aggregate consent fees of 0.125% of the sum of (i) the aggregate principal amount of such lender’s Term Loans outstanding on the effective date of the amendment and (ii) such lender’s Revolving Credit Commitment (each as defined in the Credit Agreement) outstanding on the effective date of the amendment, or approximately $2.2 million in the aggregate for all consenting lenders.

Our indebtedness outstanding at September 30, 2016 matures at various times between 2018 and 2023. We may not have sufficient cash resources at the time of maturity of our remaining indebtedness to pay the aggregate principal and accrued interest under such indebtedness. If the capital and credit markets experience volatility or the availability of funds is limited, we may be unable to re-finance this debt on commercially reasonable terms, including because of increased costs associated with issuing debt instruments, or at all. In addition, it is possible that our ability to access the capital and credit markets could be limited by the amount of our indebtedness or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumed revenues and expenses are not realized. In particular, we could experience decreased product sales or lower average selling prices, unexpected costs associated with our potential divestitures, the transaction with Abbott, operational integration efforts, core research and development projects, cost-saving initiatives and existing or unforeseen lawsuits, regulatory actions, governmental investigations, or other claims against us, such as those we incurred in connection with our previously announced withdrawal of our INRatio and INRatio 2 products from the market. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result. In connection with any such financing, we may be required to obtain consents from the requisite lenders under our secured credit facility and/or the requisite holders of our outstanding Notes or from Abbott pursuant to the Merger Agreement, and there is no guarantee we will be able to obtain those consents.

Cash Flow Summary (in thousands)

	Nine Months Ended September 30,
	2016	2015
Net cash from operating activities:
Continuing operations	$146,962	$136,932
Discontinued operations	—	318

Net cash provided by operating activities	146,962	137,250

Net cash from investing activities:
Continuing operations	11,338	36,541
Discontinued operations	—	(209)

Net cash provided by investing activities	11,338	36,332

Net cash from financing activities:
Continuing operations	(99,111)	(87,212)
Discontinued operations	—	(76)

Net cash used in financing activities	(99,111)	(87,288)

Foreign exchange effect on cash and cash equivalents	4,824	(8,674)

Net increase in cash and cash equivalents	64,013	77,620
Cash and cash equivalents, beginning of period – continuing operations	502,200	378,461
Cash and cash equivalents, beginning of period – discontinued operations	—	23,300

Cash and cash equivalents, end of period	566,213	479,381
Less: Cash and cash equivalents, end of period – discontinued operations	—	—

Cash and cash equivalents, end of period – continued operations	$566,213	$479,381

Summary of Changes in Cash Position

As of September 30, 2016, we had cash and cash equivalents of $566.2 million, a $64.0 million increase from December 31, 2015. Our primary sources of cash during the nine months ended September 30, 2016 included $147.0 million generated by our operating activities, $124.9 million related to net borrowings under revolving credit facilities, $40.8 million received from sales of equity investments, $21.5 million received from dispositions, net of cash divested, $13.9 million of cash received from common stock issuances under employee stock option and stock purchase plans, $3.4 million from equity method investments, $1.2 million in proceeds from the sale of property, plant and equipment, $0.5 million from a decrease in other assets, $0.5 million from issuance of long-term debt, and $0.2 million related to a decrease in restricted cash. Our primary uses of cash during the nine months ended September 30, 2016 were $187.8 million related to the repayment of long-term debt obligations, $50.0 million of capital expenditures,

$29.2 million for financing costs, $16.0 million for cash dividends paid on our Series B preferred stock, $6.0 million paid for acquisitions, net of cash acquired, $3.1 million for principal payments on our capital lease obligations, $1.7 million related to payments on short-term debt, and $0.6 million related to payments of acquisition-related contingent consideration obligations. Fluctuations in foreign currencies favorably impacted our cash balance by $4.8 million during the nine months ended September 30, 2016.

As of September 30, 2015, we had cash and cash equivalents of continuing operations of $479.4 million, a $100.9 million increase from December 31, 2014. Our primary sources of cash for continuing operations during the nine months ended September 30, 2015 included $2.2 billion from issuance of long-term debt, $586.6 million received from dispositions, net of cash divested, $136.9 million generated by our continuing operating activities, $76.5 million of cash received from common stock issuances under employee stock option and stock purchase plans, $14.3 million received from equity method investments, $6.1 million in excess tax benefits on exercised stock options, $1.5 million in proceeds from the sale of property, plant and equipment and $0.9 million from a decrease in other assets. Our primary uses of cash for our continuing operations during the nine months ended September 30, 2015 were $2.1 billion related to the repayment of long-term debt obligations, a $438.8 million increase in restricted cash, including $425.9 million placed in a trust account for repayment of our 8.625% notes, $126.6 million related to net payments under revolving credit facilities, $67.9 million of capital expenditures, $60.1 million paid for an acquisition, net of cash acquired, $25.6 million related to the repayment of short-term debt obligations, $16.1 million for financing costs, $16.0 million for cash dividends paid on our Series B preferred stock, $14.1 million related to payments of acquisition-related contingent consideration obligations and $4.3 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $8.7 million during the nine months ended September 30, 2015.

Cash Flows from Operating Activities

Net cash provided by operations during the nine months ended September 30, 2016 was $147.0 million, which resulted from $190.7 million of non-cash items, offset by $20.9 million of cash used to meet working capital needs during the period and our loss of $22.8 million. The $190.7 million of non-cash items included $214.2 million related to depreciation and amortization, $31.1 million related to non-cash stock-based compensation, $9.3 million of non-cash interest expense related to the amortization of deferred financing costs and original issue discounts, $7.7 million of other non-cash expenses, a $5.5 million loss on the disposition of fixed assets, $0.9 million related to inventory impairment and $0.6 million related to fixed assets impairment, partially offset by $33.3 million in equity earnings of unconsolidated entities, net of tax, a $25.2 million decrease related to changes in our deferred income taxes, $16.3 million non-cash change in fair value of contingent purchase price consideration, which resulted in part from amortization of intangible assets, and a $3.8 million gain related to impairment and net loss on dispositions.

Net cash provided by continuing operations during the nine months ended September 30, 2015 was $136.9 million, which resulted from income from continuing operations of $6.0 million and $203.0 million of non-cash items, offset by $72.1 million of cash used to meet working capital needs during the period. The $203.0 million of non-cash items included $233.7 million related to depreciation and amortization, a $42.3 million loss related to impairment and net loss on dispositions, which reflects both a $27.7 million impairment charge associated with a closed business and a $14.6 million net loss from business dispositions, $19.6 million related to non-cash stock-based compensation, $10.6 million of non-cash interest expense related to the amortization of deferred financing costs and original issue discounts, a $3.5 million loss on the extinguishment of debt and a $3.3 million loss on the disposition of fixed assets, partially offset by a $51.9 million non-cash change in fair value of contingent purchase price consideration, a $43.5 million decrease related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets, $10.3 million in equity earnings of unconsolidated entities, net of tax, and $4.8 million related to other non-cash items. In addition, $0.3 million of net cash was provided by discontinued operations.

Cash Flows from Investing Activities

Net cash provided by our investing activities during the nine months ended September 30, 2016 was $11.3 million, including $40.8 million from the sale of equity investments, $21.5 million of cash received from dispositions, net of cash divested, $3.4 million of cash received from equity method investments, $1.2 million of proceeds from the sale of property, plant and equipment, a $0.5 million decrease in other assets and a $0.2 million decrease in restricted cash, partially offset by $50.0 million of capital expenditures, $6.0 million paid for acquisitions and $0.2 million paid for equity investments.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2016 was $99.1 million. Financing activities during the nine months ended September 30, 2016 included, among other items, $187.8 million for the payment of long-term debt obligations, $29.2 million of financing costs, $16.0 million for dividend payments related to our Series B preferred stock, $3.1 million for payment of capital lease obligations, $1.7 million for net payments for short-term debt, and $0.6 million for payments of acquisition-related contingent consideration obligations. We received $124.9 million of net proceeds from our revolving credit facilities, $13.9 million of cash from common stock issuances under our employee stock option and stock purchase plans and $0.5 million of proceeds from the issuance of long-term debt.

Net cash used in financing activities for continuing operations during the nine months ended September 30, 2015 was $87.3 million. Financing activities during the nine months ended September 30, 2015 included, among other items, $2.1 billion for the payment of long-term debt obligations, $126.6 million for net payments for revolving credit facilities, $25.6 million for the payment of short-term debt obligations, $16.1 million for financing costs, $16.0 million for dividend payments related to our Series B preferred stock, $14.1 million for payments of acquisition-related contingent consideration obligations and $4.3 million for payment of capital lease obligations. We received $2.2 billion of proceeds from issuance of long-term debt, $76.5 million of cash from common stock issuances under employee stock option and stock purchase plans and had a $6.1 million excess tax benefit associated with exercised stock options. In addition, discontinued operations used less than $0.1 million of net cash for financing activities.

As of September 30, 2016, we had an aggregate of $11.7 million in outstanding capital lease obligations which are payable through 2022.

Income Taxes

As of September 30, 2016, our federal, state and foreign net operating loss carryforwards from prior years for income tax purposes were approximately $30.6 million, $876.5 million, and $234.6 million, respectively. If not utilized, a portion of the federal, state and foreign net operating loss carryforwards will begin to expire in 2020, 2016 and 2017, respectively. Certain foreign net operating loss carryforwards can be carried forward indefinitely. As of September 30, 2016, our federal and foreign capital loss carryforwards for income tax purposes were approximately $256.1 million and $62.1 million, respectively. If not utilized, a portion of the federal capital loss carryforwards will begin to expire in 2016. The foreign capital loss carryforwards can be carried forward indefinitely. As of September 30, 2016, we had $22.9 million of U.S. federal and state research and development credit carryforwards, $4.4 million of U.S. federal Alternative Minimum Tax (“AMT”) credit carryforwards, $79.2 million of U.S. foreign tax credit carryforwards and $1.2 million of other foreign tax credit carryforwards. If not utilized, a portion of the research and development credit and foreign tax credit will begin to expire in 2026 and 2018, respectively.

We have recorded a valuation allowance against a portion of the deferred tax assets related to our U.S. foreign tax credits and certain other net operating losses, capital loss and credit carryforwards, as well as certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

As of September 30, 2016, our contractual obligations have not changed significantly since December 31, 2015, as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no significant changes in our critical accounting policies or management estimates between December 31, 2015 and September 30, 2016. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 18 of the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015. In the nine months ended September 30, 2016, there were no material changes to our market risks or our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weaknesses in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and described below, our disclosure controls and procedures were not effective as of September 30, 2016.

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

Material Weakness Related to Accounting for Income Taxes

•	supplementing our accounting and tax professionals with additional personnel with the appropriate experience, certification, education, training and expertise in accounting for the income tax effects of dispositions and other complex transactions. Between May 1, 2015 and September 30, 2016, we hired a Corporate Controller and Chief Accounting Officer, Vice President, Global Tax, a Senior Director, International Tax, a Director, Global Tax Accounting, a Senior Manager, Global Tax Accounting, and a Senior Manager, Domestic Tax, all of whom have experience working on tax provisions of multinational companies;

•	enhancing our income tax controls to include specific activities to assess the accounting for deductible outside basis differences that could reverse as a result of transactions to dispose of components of the company. Between May 1, 2015 and September 30, 2016, Company tax department personnel have attended internal and external trainings related to income tax accounting; and

•	enhancing our controls over the income tax provision process to include specific controls over the determination of U.S. taxes on foreign earnings.

Material Weakness Related to Revenue Recognition

•	hiring additional Finance personnel to support our commercial subsidiaries who have experience working in global finance organizations and have expertise in revenue recognition and US GAAP. Specifically, in 2015 and 2016, we hired new finance directors in Latin America and Africa and plan to hire additional resources at some of our foreign subsidiaries;

•	reorganizing Finance and commercial operations to facilitate global communication to enhance compliance with the corporate revenue recognition policy and US GAAP;

•	enhancing the formal contract and purchase order review process at our commercial subsidiaries to ensure appropriate application of US GAAP, including approvals at appropriate levels;

•	creating and implementing formal global processes that require revenue recognition subject matter experts to review and approve any nonstandard arrangements, including significant transactions, significant promotional programs, sales incentives or other deviations from standard order fulfillment processes;

•	formalizing periodic revenue recognition training for all finance, order fulfillment and customer-facing employees;

•	expanding the scope of internal audit testing of controls over the order-to-cash cycles at subsidiaries as well as, implementing more precise entity level controls related to revenue transactions to ensure strict adherence to Company policy and procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Abbott Laboratories

On August 25, 2016, Alere Inc. filed suit against Abbott Laboratories in the Delaware Chancery Court, and filed an accompanying motion to expedite the proceedings. The complaint alleges, among other things, that Abbott is purposefully failing to comply with its obligations set forth in the Merger Agreement related to obtaining antitrust approvals. Specifically, the complaint alleges that Abbott: (i) purposefully failed to supply information requested by the FTC “as promptly as reasonably practicable” after such requests were made, as expressly required by the Merger Agreement; (ii) purposefully failed to supply information requested and make antitrust filings pursuant to antitrust laws in various foreign jurisdictions “as promptly as reasonably practicable” after such requests were made; (iii) purposefully failed to promptly take any and all steps necessary to avoid or eliminate impediments to obtaining antitrust clearance in the United States and in various foreign jurisdictions; (iv) purposefully failed to keep Alere informed in all material respects and on a reasonably timely basis of material communications with respect to the merger with antitrust authorities in the United States and in various foreign jurisdictions; and (v) purposefully failed to cooperate and consult with Alere, as well as give due consideration to Alere’s views with respect to antitrust matters. We asked the Delaware Chancery Court to require Abbott to specifically perform its obligations with respect to these matters, as required by the Merger Agreement. On August 30, 2016, Abbott filed its response in opposition to the motion to expedite the proceedings in this matter. On September 2, 2016, the Delaware Chancery Court granted our motion to expedite the proceedings. On September 29, 2016, the Delaware Chancery Court entered an order that, among other things, adopted a detailed schedule setting forth actions required to be taken by specified dates in order to obtain all antitrust clearances required by the Merger Agreement. By order of the court, the schedule is confidential. The court order also (i) requires Abbott to provide us with advance notice of, and the right to participate (in a manner not inconsistent with the terms of the Merger Agreement) in, all future discussions with antitrust regulators worldwide; (ii) appoints a Special Master to confidentially mediate any disputes regarding compliance with the order or the parties’ obligations under the Merger Agreement; (iii) lifts the stay of the case and permits discovery to commence immediately, including with respect to potential breaches of the Merger Agreement by Abbott; and (iv) sets a preliminary injunction hearing date on our claims for January 27, 2017, if necessary.

On November 3, 2016, Abbott filed a complaint against Alere in the Delaware Chancery Court. Abbott asserts a single claim against Alere for breach of contract stemming from Alere’s refusal to provide Abbott with certain categories of documents under the Merger Agreement. The complaint makes no claim for damages and seeks to compel Alere to produce certain categories of documents and information which Abbott contends Alere is obligated to produce under the terms of the Merger Agreement. Alere believes it has fulfilled its contractual obligations under the merger agreement.

U.S. Securities and Exchange Commission Subpoenas

On August 28, 2015, we received a subpoena from the SEC which indicated that it is conducting a formal investigation of Alere. The SEC’s subpoena relates to, among other things, (i) our previously filed restatement and revision to our financial statements, including the accounting for deferred taxes for discontinued operations, as well as our tax strategies and policies and (ii) our sales practices and dealings with third parties (including distributors and foreign government officials) in Africa relating to sales to government entities. On January 14, 2016, we received a second subpoena from the SEC in connection with this formal investigation seeking, among other things, additional information related to sales of products and services to end-users in Africa, as well as revenue recognition relating to sales of products and services to end-users in Africa. We have also received, from time to time, requests in connection with the investigation to voluntarily produce additional information to the SEC, including information pertaining to certain other countries in Asia and Latin America, as well as additional information on revenue recognition matters and revisions to our financial statements referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Securities Class Actions

On April 21, 2016, a class action lawsuit captioned Godinez v. Alere Inc., was filed against us in the United States District Court for the District of Massachusetts. On May 4, 2016, a second class action lawsuit captioned Breton v. Alere Inc., was filed against us in the United States District Court for the District of Massachusetts. Both of these class actions purport to assert claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. Each plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period May 9, 2013 through April 20, 2016. Each complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the officers regarding our business, prospects and operations, each plaintiff claims, which allegedly operated to inflate artificially the price paid for our common stock during the class period. Each complaint seeks unspecified compensatory damages, attorneys’ fees and costs. On July 11, 2016, the court entered an order consolidating the two actions and appointing lead plaintiffs and lead counsel. A consolidated amended complaint filed on September 23, 2016 alleges certain additional misleading statements and omissions and changes the proposed class period to May 28, 2015 through July 27, 2016. We are filing our motion to dismiss the amended complaint on November 8, 2016 and the court has scheduled oral argument on that motion for April 5, 2017.

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

In May 2012, we also received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are responding to the investigation, which is ongoing. We have been engaged in discussions with the government about this matter, including a resolution of potential related False Claims Act and common law liability exposure for the products under review. As a result of these discussions, management has accrued $20.7 million for this matter in the nine months ended September 30, 2016. We would need to obtain certain approvals before we could agree to any proposed resolution. There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to or finalized. We may be required to engage in litigation of this matter, which may be time consuming and costly. Based on the ongoing uncertainties and potentially wide range of outcomes associated with any potential resolution, the ultimate amount of potential loss may materially exceed the accrual we have established.

We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them.

INRatio Class Actions

On May 26, 2016, a class action complaint, captioned Dina Andren, et al. v. Alere Inc., et al., was filed against us in the United States District Court for the Southern District of California, and the plaintiffs filed an amended class action complaint on October 3, 2016. In addition, on July 22, 2016, a class action complaint captioned J.E, J.D., and all others similarly situated v. Alere Inc., Alere San Diego, Inc. and Alere Home Monitoring, Inc., was filed against us in the United States District Court for the District of Massachusetts, and the plaintiffs filed an amended class action complaint on October 10, 2016. These class actions, as amended, purport to assert claims against us under several legal theories, including fraud, breach of warranty, breach of contract, unjust enrichment and violation of applicable unfair competition/business practice statutes in connection with the manufacturing, marketing and sale of our INRatio products. The seven named plaintiffs in the Dina Andren class action seek to represent a proposed class of all persons who purchased, rented or otherwise paid for INRatio products during the period January 1, 2009 to the present in the United States, or alternatively, California, Colorado, Florida, Georgia, Maryland, New York, and/or Pennsylvania. The two named plaintiffs in the J.E, J.D., and all others similarly situated class action seek to represent a proposed class of all persons who purchased, rented or otherwise paid for INRatio products during the period April 1, 2008 to present. Both class action complaints seek restitution and damages allegedly resulting from inaccurate PT/INR readings and from the purchase of devices and/or test strips that claimants say they would not have purchased had they known of the alleged propensity of these devices to yield inaccurate PT/INR results. Among other things, plaintiffs in these class action lawsuits seek a refund of money spent on INRatio products. Each complaint also seeks unspecified compensatory damages, injunctive relief, attorneys’ fees and costs.

We are unable, at this time, to predict the outcome of these class action lawsuits.

Claims in the Ordinary Course and Other Matters

We are also party to certain other legal proceedings and other governmental investigations, or are requested to provide information in connection with such proceedings or investigations. For example, in December 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. In addition, we received a U.S. Department of Justice criminal subpoena addressed to Alere Toxicology Services, Inc. on July 1, 2016 which seeks records related to Medicare, Medicaid and Tricare billings dating back to 2010 for specific patient samples tested at our Austin, Texas pain management laboratory and payments made to physicians. We are cooperating with these investigations and are providing documents in response to both subpoenas. We and our subsidiary, Arriva Medical, LLC, are also in the process of responding to Civil Investigative Demands, or CIDs, from the United States Attorney for the Middle District of Tennessee in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The most recent of the CIDs was received in July 2016. The CIDs request patient and insurance billing and medical records, records related to interactions with third parties, and correspondence related to the same, dating back to January 2010. We are cooperating with the investigation and are providing documents responsive to the CIDs. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on Alere or its subsidiaries.

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

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on August 8, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the fact that on October 21, 2016, the holders of a majority of the outstanding shares of our common stock approved the adoption of the Merger Agreement, but the merger remains subject to regulatory approvals and other customary closing conditions, and we are confident that the transaction will be completed in accordance with the terms set forth in the Merger Agreement.

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

Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Second Amendment, dated as of August 18, 2016, among Alere Inc., certain subsidiaries of the Alere Inc., the several lenders from time to time party thereto, Goldman Sachs Bank USA as B term loan administrative agent, Healthcare Financial Solutions, LLC, as pro rata administrative agent, to the secured Credit Agreement, dated as of June 18, 2015, among Alere Inc., the several lenders from time to time party thereto, the Administrative Agents and certain other agents and arrangers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, event date August 18, 2016, filed with the SEC on August 18, 2016)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015, (c) our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: November 4, 2016	By:	/s/ Jonathan Wygant
Jonathan Wygant
Chief Accounting Officer and Corporate Controller and an authorized officer