Form 10-K
period 2016-12-31
ALERE INC.
filed 2017-06-05
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2016 (the last business day of the registrant’s second fiscal quarter of 2016) was $3,615,096,669.

As of May 31, 2017, the registrant had 87,368,721 shares of common stock, par value $0.001 per share, outstanding.

Explanatory Note

On April 12, 2017, management and the Audit Committee of the Board of Directors of Alere Inc. concluded that our financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 (collectively, the “Non-Reliance Periods”) should not be relied upon because of misstatements described below.

This Annual Report on Form 10-K for the year ended December 31, 2016 includes restated audited financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014, as well as certain restated unaudited financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016, which we refer to herein as the Restatement. Our consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 included in this Annual Report on Form 10-K have been restated from the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (as filed with the Securities and Exchange Commission on August 8, 2016). Our unaudited consolidated financial information for: (i) the three months ended March 31, 2015 and 2016 included in this Annual Report on Form 10-K have been restated from the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (as filed with the Securities and Exchange Commission on August 17, 2016); (ii) the three and six months ended June 30, 2015 and 2016 included in this Annual Report on Form 10-K have been restated from the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (as filed with the Securities and Exchange Commission on September 6, 2016); and (iii) the three and nine months ended September 30, 2015 and 2016 included in this Annual Report on Form 10-K have been restated from the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (as filed with the Securities and Exchange Commission on November 4, 2016).

Restatement Background

In late January 2017, we became aware of information that could potentially impact the timing of certain revenue transactions at our South Korean and Japanese locations. Upon becoming aware of this information, members of finance management initiated a review of certain revenue transactions at these locations. During the course of this review, we discovered facts that indicated that certain employees at our subsidiary in South Korea, Standard Diagnostics, Inc., or SD, had engaged in inappropriate conduct regarding the timing of revenue recognition, as further described below. As a result of this finding, our management, with the concurrence of the Audit Committee, made the determination that a more extensive review of the financial information reported by SD, including revenue, which is reflected in our financial statements, would be prudent. As a result, we were unable to file this Annual Report on Form 10-K in a timely manner.

Revenue Recognition Review Procedures and Findings

We conducted an investigation, which we refer to as the Review, that consisted of a review of revenue recognition in South Korea and Japan, as well as the review of financial statements and inappropriate conduct at SD. The Review was led by our Chief Financial Officer, Chief Accounting Officer and General Counsel, with the assistance of outside counsel and forensic accounting consultants, and was monitored by the Audit Committee. The Audit Committee received support from its own independent outside counsel and, with respect to certain financial statement-related matters, was assisted by its own forensic accounting consultants. The Review included the following: analysis of transactions with certain customers; a review of e-mails sent from or to our employees; interviews of personnel in South Korea, Japan and other locations; obtaining confirmations of delivery of products from export data information sources, applicable delivery services, common carriers and customers; and the review of individual revenue transactions in South Korea and Japan to determine whether revenue related to these transactions had been recognized appropriately and in the correct reporting period in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.

Based on the Review, we determined that we had incorrectly recorded certain revenue transactions at SD. Specifically, we failed to correctly apply U.S. GAAP regarding the timing of revenue recognition primarily relating to transactions in which we recognized revenue prior to full satisfaction of all contractual criteria for title and risk of loss passing to the customer as required by U.S. GAAP. The principal cause of these misstatements in the timing of revenue recognition was inappropriate conduct at our SD subsidiary. These misstatements were primarily the result of conduct and practices initiated by a former employee in the sales organization. The inappropriate conduct and practices involved, among other things, misrepresentation and/or fabrication of documents used to validate revenue recognition that were intentionally concealed from our senior leadership team and our external auditors at the time of the transactions and during the global revenue recognition assessment conducted as part of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further, other SD employees (in some cases subordinates of the initiating employee and local finance management responsible for other controls at SD) were involved in the inappropriate conduct or acted to conceal it.

The Review also identified a revenue adjustment related to one transaction in Japan, which resulted in the recognition of approximately $1.2 million of revenue in 2013 instead of 2012, the period in which this revenue was previously reported, largely as a result of the delayed delivery of goods due to the fact that such products were damaged while being held at the warehouse of a delivery company and replacement products were delivered at a later date. We determined that the recognition of revenue in this instance was in error and did not involve any inappropriate conduct by any person. All other revenue adjustments identified in connection with the Restatement are due to the SD matter.

In addition, the Restatement reflects corrections for certain other misstatements that we identified in 2017 relating to 2014, 2015 and 2016. These adjustments relate to (a) misstatements in the classification of certain amounts between current assets, noncurrent assets and current liabilities, (b) misstatements in the classification of certain legal-related charges between non-operating expenses and operating expenses, and (c) misstatements to general and administrative expenses to correct the timing of bad debt expenses and fair value adjustments related to contingent consideration liabilities from acquisitions.

The filing of this Annual Report on Form 10-K was further delayed when, in May 2017, we concluded it was necessary to undertake a separate review of certain sales transactions to a limited number of distributors outside the U.S. from select subsidiaries between 2012 and 2016 to determine whether the timing of revenue recognition for these transactions was in accordance with U.S. GAAP with respect to collectability being reasonably assured at the time of sale. This review related to the timing of the recognition of the revenue and not to the existence or measurement of revenue for these transactions. Upon completion of this review, it was determined that these transactions were appropriately recognized and no adjustments with respect to the timing of revenue recognition were necessary to comply with U.S. GAAP.

Impact of the Restatement

The misstatements identified in the Review did not impact the total amount of revenue recognized relating to any transaction. However, the misstatements did require adjustments to the period in which certain revenues were recognized so that such revenues are recognized in the period in which title and risk of loss had transferred to the buyer, as required by U.S. GAAP revenue recognition standards and our accounting policy related to revenue recognition. As noted above, the Restatement also corrects other misstatements that are not related to revenue recognition. The Restatement adjustments and restated financial information as of December 31, 2015 and for each of the years ended December 31, 2015 and 2014 are included in Note 2, “Restatement of Previously Issued Financial Statements” to the consolidated financial statements included in this Annual Report on Form 10-K. The Restatement adjustments and restated financial information as of the end of and for each of the quarterly and year-to-date periods in 2015 (other than as of December 31, 2015) and as of the end of and for each of the first three quarterly and year-to-date periods in 2016 are included in Note 28 “Restated Selected Quarterly Financial Information (Unaudited)” to the consolidated financial statements included in this Annual Report on Form 10-K.

The Restatement does not result in a change to our previously reported total amounts of net cash flows from operating activities, investing activities, or financing activities. There was no impact to net change in cash and cash equivalents for any previously reported periods. Certain corrections of classifications within the operating cash flow section were impacted by the Restatement.

For additional discussion of the accounting misstatements, and the Restatement adjustments, see “Part I—Item 1A—Risk Factors,” “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Restatement of Previously Issued Financial Statements” included in “Part II—Item 8—Financial Statements and Supplementary Data.” “Part II—Item 6—Selected Consolidated Financial Data” identifies the Restatement adjustments in the periods covered by such Item 6, and Note 28, “Restated Selected Quarterly Financial Information (Unaudited),” to the consolidated financial statements included in this Annual Report on Form 10-K presents consolidated quarterly information for 2016 and 2015. See also Note 29, “Guarantor Financial Information” which identifies the Restatement adjustments to the guarantor financial information.

Internal Controls Over Financial Reporting and Disclosure Controls and Procedures

As a result of the Review, we also concluded that we had an additional material weakness related to the control environment at SD as further described in Item 9A “Controls and Procedures” in this Annual Report on Form 10-K. We also concluded that: (i) the material weaknesses in internal controls over revenue recognition that existed at December 31, 2015 and that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 had not been remediated as of December 31, 2016 and (ii) the material weakness in internal controls over accounting for income taxes that existed at December 31, 2015 and that was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 had been successfully remediated as of December 31, 2016.

For more information regarding management’s assessment of internal control over financial reporting and disclosure controls and procedures, as well as the related remediation actions, refer to Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.

Amendments to Prior Annual Report on Form 10-K and Quarterly Reports on Form 10-Q

We have not amended, and do not intend to amend, our Annual Report on Form 10-K for 2015, or our Quarterly Reports on Form 10-Q for any period in 2016 or 2015 or any prior period. The consolidated financial statements and related financial information in our Annual Report on Form 10-K for 2015 and Quarterly Reports on Form 10-Q for each quarterly period and each year-to-date period in 2015 and the first three quarterly and year-to-date periods in 2016 should not be relied on as previously noted in our Current Report on Form 8-K, filed with the SEC on April 17, 2016. Adjustments for periods prior to 2014 have been recorded as adjustments to accumulated deficit as of December 31, 2013 in our consolidated financial statements. Information regarding the Restatement adjustments is included in Note 2, “Restatement of Previously Issued Financial Statements”, “Part II—Item 6—Selected Financial Data”, and Note 28 “Restated Selected Quarterly Financial Information (Unaudited)” to the consolidated financial statements included in this Annual Report on Form 10-K. See also Note 29, “Guarantor Financial Information” which identifies the Restatement adjustments to the guarantor financial information.

ALERE INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2016

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the expected closing date and the closing of the transactions contemplated by the Amended Merger Agreement with Abbott Laboratories, our or Abbott’s ability to obtain any required regulatory approvals pursuant to the Amended Merger Agreement, including antitrust approvals, the results of current litigation regarding purported class action lawsuits regarding securities violations or INRatio as well as any other current or future litigation, the outcomes of FDA, OIG, SEC and Department of Justice notifications, subpoenas and investigations and any other current or future government investigations, future appeals regarding the revocation of Arriva Medical’s CMS billing privileges, the result of our appeal of the revocation of the Medicare enrollment of Arriva Medical, our plans to voluntarily withdraw the INRatio and INRatio2 PT/INR Monitoring Systems from the market and expenses related to such withdrawal or other related costs, the implementation and effectiveness of efforts to remediate our material weaknesses in our internal control over financial reporting, our ability to timely file financial, periodic and current reports required by the Exchange Act, our ability to implement effective controls to monitor revenue recognition, including at Standard Diagnostics and our other foreign subsidiaries, expenses related to the Amended Merger Agreement and any potential future costs, the effects of any future healthcare reform initiated by Congress or the new presidential administration, the success of clinical studies and trials and any regulatory hurdles, our ability to comply with regulatory oversight in the United States and abroad and the effects of any changes in those regulations, the benefits of our improved products, the ability to commercialize products under development, the future development of markets for our toxicology products, expected product distribution by Alere Home Monitoring, future market acceptance in the United States of our Alere DDS2 Mobile Test System, our expected ability to pay certain indebtedness at maturity, future benefits of our intellectual property, future competition in our markets, the anticipated timing of the commercialization of certain products, the outcome of certain tax examinations, the timing of decisions and the outcome in connection with certain legal proceedings to which we and other parties are subject, our ability to navigate international business, regulatory, personnel and manufacturing risk, the sources of funds to pay the principal and interest on our indebtedness and certain expenses, future plans with respect to repayment or refinancing of our indebtedness, the intention to retain earnings to support our growth strategy (and that we do not anticipate paying dividends on common stock), PMA submissions to be made in the future, future compensation policies and practices that are expected to be implemented and continued, future trends with respect to license and royalty revenues, future trends with respect to amortization expense, the source of funds and the expected ability to fund short and long-term working capital needs, the anticipated use of proceeds from divestitures, future plans with respect to the repatriation of cash held by foreign entities, the availability of sufficient space to contain our operations, future litigation that may be brought against us, including relating to product liability, and the impact of such litigation, future litigation strategies related to intellectual property matters, the impact of the Amended Merger Agreement on our change of control and severance agreements, the expected tax treatment of certain compensation payments to our named executive officers, the expected impact of recently announced and adopted accounting standards and other accounting standards on our financial statements, the effect of any information security breaches or cyber-attacks or the violations of any applicable privacy regulations, global economic conditions, the continuation of adequate manufacturing capacity and availability of raw materials, our ability to manage the valuation of and liability relating to joint ventures, our maintenance of adequate insurance coverage relating to product liability, property and other subjects, future benefit payments to defined benefit plan participants, future contributions by us to certain benefit plans, future amortization of gain/loss for benefit plans, anticipated increases or decreases to certain tax benefits, future changes in tax positions due to audits, anticipated expenses and costs in connection with certain restructuring plans, future tax benefits and liabilities, future charges in connection with a withdrawal of a product from the market, the impact of our research and development activities, potential new product and technology achievements and the potential for selective divestitures of non-core assets.

Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A “Risk Factors,” of this Annual Report on Form 10-K, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission, or SEC. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this Annual Report on Form 10-K, except to the extent required by law. This report should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “our company” refer to Alere Inc. and its subsidiaries.

We have proprietary rights to a number of registered and unregistered trademarks that we believe are important to our business, including but not limited to Alere, Alere Afinion, Alere CD4 Analyzer, Alere Cholestech LDX, Alere Data Point, Alere DDS2, Alere Determine, Alere eScreen, Alere HIV Combo, Alere i, Alere iCup, Alere INRatio/INRatio2 PT/INR Monitoring Systems, Alere iScreen, Alere Pima, Alere q, Alere RALS System, Alere Reader, Alere SD BIOLINE HIV/Syphilis Duo, Alere TestPack, Alere Triage, Alere Toxicology, Alere VADCare, Alere VADWatch, BinaxNOW, Clearview, eCup, epoc, First Check, Knowing now matters, NycoCard Test System, Panbio, SureStep, and Test Target Treat. We have omitted the ®, © and ™ designations for these and other trademarks used in the Annual Report on Form 10-K. Nevertheless, all rights to such trademarks are reserved.

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

Our company is a Delaware corporation formed in 2001. Our common stock, par value $0.001 per share, is listed on the New York Stock Exchange under the symbol “ALR.” Our Series B Convertible Perpetual Preferred Stock, par value $0.001 per share, or Series B Preferred Stock, is listed on the New York Stock Exchange under the symbol “ALR-B.”

Our principal executive offices are located at 51 Sawyer Road, Suite 200, Waltham, Massachusetts 02453 and our telephone number is (781) 647-3900. Our website is www.alere.com, and we make available through the investor center of this site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to the SEC. We also make our code of ethics and certain other governance documents and policies available through our website. We intend to make required disclosures of amendments to our code of ethics, or waivers of a provision of our code of ethics, if any, on the “Corporate Governance” page of our website’s investor center. Information on our website, or information that may be accessed through links on our website, is not (and shall not be deemed) incorporated by reference into this Annual Report on Form 10-K.

Our operating segments are currently (i) professional diagnostics; (ii) consumer diagnostics; and (iii) other non-reportable.

In January 2015, we sold our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, which we refer to collectively as our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that was retained by Alere was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two reportable operating segments: (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, in this Annual Report on Form 10-K, we have decided to voluntarily report our Alere Home Monitoring business as a separate segment under the heading “other non-reportable segment.” Financial information about our segments is provided in Note 19, “Financial Information by Segment” to consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K.

Recent Developments

Merger Agreement with Abbott Laboratories

On January 30, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Abbott Laboratories, or Abbott. The Merger Agreement provides for the merger of a wholly owned subsidiary of Abbott with and into Alere, or the merger, with Alere surviving the merger as a wholly owned subsidiary of Abbott, or the surviving corporation. Under the terms of the Merger Agreement, prior to its amendment (as described herein), holders of shares of our common stock were entitled to receive $56.00 in cash, without interest, in exchange for each share of common stock. On April 13, 2017, Abbott and Alere entered into an Amendment to Agreement and Plan of Merger, or the Merger Agreement Amendment, which amends the Merger Agreement (as amended by the Merger Agreement Amendment, the Amended Merger Agreement), which provides, among other things, that the holders of shares of our common stock will receive $51.00 in cash, without interest, in exchange for each share of common stock. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. The Amended Merger Agreement has been approved by our Board of Directors.

Each share of our Series B Preferred Stock issued and outstanding immediately prior to the effective time of the merger will remain issued and outstanding immediately following the consummation of the merger as one share of Series B Convertible Preferred Stock, par value $0.001 per share, of the surviving corporation. Completion of the merger pursuant to the Amended Merger Agreement is subject to customary closing conditions, including (1) the adoption of the Amended Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of our common stock, (2) there being no judgment or law enjoining or otherwise prohibiting the consummation of the merger, (3) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of other required antitrust approvals and (4) the absence of a Material Adverse Effect (as defined in the Amended Merger Agreement). Under the terms of the Amended Merger Agreement, Abbott has agreed to make certain divestitures if necessary to obtain the consent of the antitrust authorities to the transaction contemplated by the Amended Merger Agreement, subject to certain exceptions set forth in the Amended Merger Agreement. The obligation of each of the parties to consummate the merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Amended Merger Agreement. The Amended Merger Agreement contains certain termination rights that allow the Amended Merger Agreement to be terminated in certain circumstances.

In addition, the Merger Agreement Amendment extends the date after which each of Alere and Abbott would have a right to terminate the Amended Merger Agreement to September 30, 2017, subject to the terms and conditions set forth in the Amended Merger Agreement. The Merger Agreement Amendment reduces the termination fee that Alere may be required to pay Abbott under specified circumstances to $161 million, from $177 million. The Merger Agreement Amendment also provides that neither any matter set forth in our public filings made with the SEC between January 1, 2014 and April 13, 2017, nor any matter of which Abbott or any of Abbott’s representatives was made aware prior to April 13, 2017, could be taken into account in determining whether a Material Adverse Effect has occurred or would reasonably be expected to occur. Further, in addition to the qualifications set forth in the original Merger Agreement, the Amendment qualifies all of our representations and warranties made in the Amended Merger Agreement (including those made in the original Merger Agreement) by all matters set forth in our public filings made with the SEC between January 1, 2014 and April 13, 2017 and any matter known by Abbott or any of Abbott’s representatives prior to April 13, 2017.

In addition, the Merger Agreement Amendment changes Abbott’s commitment to provide Alere’s employees that continue with Abbott with specified levels of compensation and benefits to be a commitment through the first anniversary of the closing of the merger, rather than through December 31, 2017 and a 2018 long-term incentive award to each continuing employee employed by Abbott or its subsidiaries at the time annual long-term awards are made generally that is no less favorable than the long-term incentive award made to similarly situated employees of Abbott generally.

Antitrust Clearance

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

On January 25, 2017, the European Commission approved the merger under the EU Merger Regulation. The approval is conditional on, and the merger may not be completed until, Abbott has entered into binding agreements to divest the epoc and Triage product lines, as well as Alere’s activities relating to the commercialization of BNP assays to customers of Danaher for use on Beckman-Coulter laboratory analyzers, to one or more purchasers. The purchasers and terms of sale need to be approved by the European Commission. As of the date of the filing of this Annual Report on Form 10-K, we are not aware of any binding and definitive final agreements that have been entered into to divest any of the epoc product line, Triage product line or Alere’s activities relating to the commercialization of BNP assays to customers of Danaher for use on Beckman-Coulter analyzers.

On April 20, 2017, the South Korean antitrust authority informed Abbott that it would be expanding its review period by 90 days.

As of the filing of this Annual Report on Form 10-K, the antitrust approvals from the FTC, the Bureau and the South Korean antitrust authorities, each of which is required pursuant to the Amended Merger Agreement, have not been obtained.

Litigation with Abbott Laboratories prior to the Amendment to the Merger Agreement

After entering into the original Merger Agreement, Abbott informed Alere that it had serious concerns about, among other things, the accuracy of various representations, warranties and covenants made by Alere in the original Merger Agreement. Abbott indicated that these concerns related to the delay in the filing of Alere’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as well as governmental investigations previously announced by Alere. Abbott requested information from Alere about these and other matters, citing contractual rights to receive information under the original Merger Agreement. In the initial meeting in which Abbott expressed its concerns to Alere, as part of a discussion about potential paths forward, Abbott requested that Alere agree to terminate the original Merger Agreement in return for a payment by Abbott to Alere in the range of between $30 and $50 million in respect of Alere’s transaction expenses. Alere’s Board of Directors promptly rejected that request. In these discussions, Abbott affirmed its commitment to abide by its obligations under the original Merger Agreement.

On August 25, 2016, Alere filed a complaint against Abbott in the Delaware Chancery Court, and filed an accompanying motion to expedite the proceedings, asking the Delaware Chancery Court to require Abbott to specifically perform its obligations with respect to obtaining antitrust approvals as required by the original Merger Agreement.

On September 29, 2016, the Delaware Chancery Court entered an order that, among other things, adopted a detailed schedule setting forth actions required to be taken by specified dates in order to obtain all antitrust clearances required by the original merger agreement.

On November 3, 2016, Abbott filed a complaint against Alere in the Delaware Chancery Court asserting a claim against Alere for breach of contract from Alere’s alleged refusal to provide Abbott with certain information under the original Merger Agreement. On February 1, 2017, Alere filed a motion to dismiss Abbott’s November 3 complaint.

On December 7, 2016, Abbott filed a complaint (which was subsequently amended after the various actions were consolidated) in the Delaware Chancery Court seeking a declaration that Alere had experienced a Material Adverse Effect (as such term is defined in the original Merger Agreement) and that Abbott could terminate the original Merger Agreement.

On February 1, 2017, Abbott filed its answer to the complaint Alere had filed on August 25, 2016, and Alere filed an answer to Abbott’s amended complaint as well as counterclaims against Abbott. Alere’s counterclaims requested a declaratory judgment that, among other things, (i) there had been no Material Adverse Effect (as such term is defined in the original Merger Agreement); and (ii) Abbott had breached the parties’ original Merger Agreement and breached the implied covenant of good faith and fair dealing.

Settlement Agreement relating to the Amended Merger Agreement

Concurrently with the execution of the Merger Agreement Amendment, Alere and Abbott entered into a settlement agreement, or the Settlement Agreement. The Settlement Agreement released claims arising out of or related to the merger, and resolved the parties’ litigation that had been pending in Delaware Chancery Court. The Settlement Agreement provided reciprocal releases, except for any potential antitrust claims by Alere to the extent they relate to developments after August 25, 2016, which would not be released until the parties obtain all consents and regulatory clearances necessary for closing. Abbott’s potential claims based on information not excluded from the definition of Material

Adverse Effect in the Amended Merger Agreement were also not released. Finally, the Settlement Agreement provided for dismissal of the Delaware litigation with prejudice, with the exception of the non-released antitrust claims, which were dismissed without prejudice.

The merger pursuant to the Amended Merger Agreement is expected to close by the end of the third quarter of 2017, subject to satisfaction of the conditions set forth in the Amended Merger Agreement.

Products and Services

Professional Diagnostics

Our professional diagnostic solutions allow patients and their healthcare providers to work together to better manage patients’ conditions over the continuum of care, from the hospital to home. Professional diagnostics solutions are generally designed to assist medical professionals in both preventative and interventional medicine, and include testing and monitoring performed in hospitals, laboratories and doctors’ offices as well as patient self-testing, which we define as testing or monitoring performed at home under the supervision of a medical professional. Professional diagnostic products provide for qualitative or quantitative analysis of patient samples for evidence of a specific medical condition, disease state or toxicological state or to measure response to therapy. Within professional diagnostics, we focus on point-of-care, rapid diagnostic testing and patient self-management markets where we believe that we can improve patient health outcomes. We distinguish these markets from clinical diagnostic markets consisting of large, centralized laboratories offering a wide range of highly-automated laboratory services in hospital or related settings. The point-of-care market for rapid diagnostic products includes all areas where a patient is assessed or diagnosed, including hospitals, laboratories, physician offices, specialized mobile clinics, emergency rooms, rapid-response laboratories and patient health screening locations.

In the market for rapid diagnostic products, the ability to deliver faster, accurate results at competitive prices generally drives demand. As the speed and accuracy of these products improve, we believe that they will play an important role in achieving earlier diagnosis, timely intervention and therapy monitoring outside acute medical environments. Our current professional diagnostic products include point-of-care tests within the infectious disease, cardiometabolic disease and toxicology markets. We also operate seven specialized toxicology laboratories that offer comprehensive laboratory-based testing services.

We also provide one test that is designed for use solely on the Beckman Coulter laboratory analyzers.

Infectious Disease.     Our infectious disease diagnostic products are designed to detect certain diseases or groups of diseases and allow medical professionals to make informed health decisions. Disease areas covered include influenza, group A streptococcus (Strep A), respiratory syncytial virus (RSV), pneumonia, viral hepatitis, human immunodeficiency virus (HIV) / acquired immunodeficiency syndrome (AIDS), gastrointestinal disease, vector-borne diseases such as malaria and dengue, and syphilis and other sexually-transmitted diseases. In addition, antimicrobial resistance continues to be a major global health issue requiring healthcare professionals to quickly and accurately identify the nature of a pathogen in order to define the appropriate treatment strategy. Healthcare institutions around the world are actively seeking antimicrobial stewardship programs and solutions in order to improve their use of antibiotics. Our Test Target Treat initiative is designed to drive education and awareness among healthcare professionals regarding how they can use rapid diagnostics to make more targeted treatment decisions sooner than would otherwise be possible with conventional diagnostics, thereby reducing inappropriate antimicrobial use and the spread of resistance.

In 2014, after receiving clearance from the U.S. Food and Drug Administration, or FDA, the Alere i Influenza A & B test was made available for sale in the United States, and we have continued to increase the Alere i installed base since receiving clearance. Alere i is a rapid point-of-care molecular platform for the qualitative detection of infectious diseases. Our Alere i isothermal nucleic acid amplification technology provides molecular results in just minutes, allowing healthcare providers to make quick and effective clinical decisions. In January 2015, the Alere i Influenza A & B test was granted the first-ever CLIA waiver for a nucleic acid-based influenza diagnostic test by the FDA. A CLIA waiver means that the FDA has waived the more stringent requirements for laboratory testing applicable to moderate or high complexity laboratory tests based on the test’s ease of use and accuracy. As a result, the Alere i Influenza A & B test may be used in physician offices, clinics and other public health settings, where influenza patients are frequently examined and treated. In April 2015, we received clearance from the FDA for the Alere i Strep A test, and in July 2015 that test was granted a CLIA waiver by the FDA. In August 2016, the RSV test for use on the Alere i platform received 510(k) marketing clearance from the FDA for detection of RSV infection in both children and adults, and in March 2017 this test was granted a CLIA waiver by the FDA. This RSV test is the first molecular test that can be used at the point of care to detect RSV in 13 minutes or less. Alere i tests for sexual health and neuroviruses are currently in development.

In addition to the advancements we have made with our Alere i platform, we have also continued to expand our product offerings to broaden our suite of infectious disease diagnostics, including tests based on advanced technologies that enable rapid and accurate diagnosis and monitoring of some of the most prevalent infectious diseases. We develop and market a wide variety of point-of-care tests for influenza A & B, RSV, strep A, pneumococcal pneumonia, C. difficile, HIV, hepatitis C (HCV), hepatitis B (HBV), malaria, dengue and other infectious diseases. Our tests for infectious diseases are currently sold under brand names that include Alere, Alere i (as discussed above), Alere q, Alere Determine, Acceava, BinaxNOW, Clearview, Panbio, Pima, SD, TechLab and Alere TestPack.

In December 2016, we received CE marking approval for the Alere Malaria Ag P.f, which is a high-sensitivity rapid diagnostic test for malaria. The Alere Malaria Ag P.f is designed to detect the histidine rich protein II (HRP-II) antigen of Plasmodium falciparum, to enable better identification of individuals with very low blood levels of the parasite responsible for causing malaria, many of whom may be without evident symptoms of malaria infection. We expect this diagnostic test will help healthcare workers screen individuals who are asymptomatic but may be carrying the parasite, and thus aid the implementation of surveillance and mass screen-and-treat programs that are critical for accelerating malaria elimination. The development of this product was supported by funding from the Bill & Melinda Gates Foundation and in partnership with PATH and FIND. We plan to launch this product commercially in the second quarter of 2017.

Our offerings for the diagnosis and management of HIV infection include the Alere Determine HIV-1/2 Ag/Ab Combo, the first FDA-approved and CLIA-waived rapid, point-of-care test that detects both HIV-1/2 antibodies and free HIV-1 p24 antigen. Due to its capability to detect unbound p24 antigen, this fourth-generation test may detect HIV infection earlier in the course of the disease. By enabling healthcare providers in physician’s offices, clinics and other public health settings to diagnose HIV infection earlier, they can provide appropriate medical care to patients sooner. The Alere Determine HIV-1/2 Ag/Ab Combo is available in the United States and received CLIA-waived status in December 2014.

In addition, the Alere HIV Combo, which achieved CE marking in Europe in 2015, is our rapid point-of-care fourth-generation test that detects both HIV-1/2 antibodies and the HIV-1 p24 antigen. In July 2016, our HIV Combo product was awarded World Health Organization, or WHO, prequalification, making it available for public sector procurement in resource-limited countries. Because the Alere HIV Combo can detect free HIV-1 p24 antigens, which can appear days earlier than HIV antibodies, this diagnostic tool can be useful in earlier identification of HIV infection.

Our Alere Pima Analyzer, also known as the Alere CD4 Analyzer, continues to help HIV-infected patients in Africa and Asia monitor their immune function to determine the urgency of their need for drug therapy. The Alere Pima Analyzer provides CD4 results in 20 minutes or less, using disposable, single-use fingerstick cartridges. CD4 results delivered quickly and accurately at the point of care can improve both patient retention and access to treatment. Program data from the Alere Pima Analyzer can be transmitted and managed using our Alere Data Point connectivity solution, which is designed to enable data transmission from analyzers in the field to a web portal in order to assist in the management of local HIV treatment programs.

During 2015, Alere’s SD BIOLINE HIV/Syphilis Duo test was awarded WHO prequalification, making it the first dual HIV/syphilis point-of-care test available for public sector procurement in resource-limited countries.

During 2016 we also continued to advance the development and commercialization of our Alere q Analyzer, which utilizes a versatile, single-use test cartridge to automatically extract, amplify and detect multiple molecular targets from a single patient sample. Alere q HIV 1/2 Detect is the first assay on the Alere q platform, and received In-Vitro Diagnostic (IVD) CE marking in March 2015 and WHO pre-qualification in June 2016. This is the first molecular diagnostic test at the point of care that identifies HIV-1 and HIV-2 in less than 60 minutes and can be used for early infant diagnosis of HIV infection. The Alere q HIV 1/2 Detect is not approved for sale in the United States.

In August 2016, we achieved IVD CE marking in Europe for our new Alere Reader, a diagnostic analyzer that can be used in both point-of-care and laboratory settings. The Alere Reader was initially available for use in Europe with the Alere BinaxNOW Legionella and Streptococcus pneumoniae antigen cards, with other lateral flow applications and assays expected to follow. In April 2017, the Alere Reader received 510(k) marketing clearance from the FDA and will be initially available in the U.S. for use with the BinaxNOW Influenza A & B Card 2. With the Alere Reader, physicians, lab technicians and other healthcare personnel insert test cards into the Alere Reader, which detects, identifies and analyzes the completed lateral flow assay. Results are displayed on an intuitive touch screen and can immediately be printed or linked to patient electronic medical records and back-end information systems. The Alere Reader uses an automated function to ensure that quality controls have been tested.

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

Demand for certain infectious disease tests, such as influenza A & B, or flu, is significantly affected by the seasonal nature of the cold and flu season. As a result, we typically experience higher sales of our flu tests in the first and fourth quarters. Sales of our flu products also vary widely from year to year based in large part on the severity, duration and timing of the onset of the cold and flu season. Sales of our diagnostic tests for Strep A are subject to the same seasonality as sales of our flu tests, but the seasonal impact with respect to our Strep A tests has historically been weaker than with respect to flu tests.

Cardiometabolic Disease.    Cardiometabolic disease encompasses a spectrum of conditions and illnesses, including both cardiovascular conditions and diabetes. Cardiovascular diseases include high blood pressure, high cholesterol, metabolic syndrome, coronary artery disease, heart attack, heart failure and stroke. Our Alere Triage, Alere Cholestech LDX, Alere Afinion products, and our epoc Blood Analysis System, we believe, have established us as a leader in this market.

The Alere Triage System is our rapid diagnostic test system comprised of the Alere Triage MeterPro, a high-performance portable testing platform, and a menu of test devices that enable physicians to promote improved health outcomes through the rapid diagnosis of critical diseases and health conditions, as well as the detection of certain drugs of abuse. This system is designed to aid in the diagnosis, assessment and risk stratification of patients having critical care issues, including congestive heart failure, acute coronary syndromes, acute myocardial infarction, or AMI, and is designed to play an important part in reducing hospital admissions and improving clinical and economic outcomes. Alere Triage cardiovascular rapid tests include immunoassays for B-type Natriuretic Peptide (BNP), creatine kinase-MB (CK-MB), D-dimer, myoglobin, troponin I and N-terminal pro-Brain Natriuretic Peptide (NT-proBNP). Alere Triage tests for troponin I and NT-proBNP, as well as certain test panels which include a combination of immunoassays, are not available for sale in the United States. We also offer a version of the Alere Triage BNP Test for use on Beckman Coulter laboratory analyzers.

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

In addition, we sell our First Check brand of over-the-counter tests for cholesterol monitoring.

We also offer the epoc Blood Analysis System for blood gas, electrolyte and metabolite testing. The epoc (which stands for “enterprise point-of-care”) platform is a point-of-care analysis system that provides wireless bedside blood gas, electrolyte and metabolite measurement testing solutions and complements our Alere Triage products in emergency room and intensive care unit settings. Utilizing easy-to-use, low-cost disposable Smart-Cards, the epoc Blood Analysis System produces laboratory-quality results in critical and acute care settings in about 30 seconds. While we have divested most of our veterinary point-of-care product lines over the past several years, we do continue to sell, on a limited basis, the epoc platform for use by veterinarians.

We also offer point-of-care diabetes products, including our Afinion Test System and our NycoCard Test System, which are designed to easily and rapidly determine the level of glycated hemoglobin, or HbA1c, in a patient’s blood at the point of care. HbA1c results provide information regarding the patient’s average blood sugar levels over a period of time. These systems are designed to simplify monitoring of any type of diabetes, facilitating treatment management and prevention of complications. By providing timely information regarding a patient’s blood sugar levels over time, it may also increase a patient’s motivation to comply with treatment and lifestyle changes and thereby improve their prognosis. Our CE-marked Lipid Panel is an important tool in our Afinion Test System for cardiovascular disease risk assessment. The Afinion Test System can also measure a patient’s Albumin Creatinine Ratio, which aids in the early detection of kidney disease often present in diabetic patients, and C-reactive protein, or CRP. Physicians test for elevated levels of CRP in connection with the diagnosis, therapy and monitoring of inflammatory diseases. Information regarding the level of CRP in a patient’s bloodstream can help physicians discriminate between a serious inflammatory illness, such as pneumonia, and less severe conditions, such as acute bronchitis and other respiratory tract infections. The NycoCard Test System, which is a low-cost product suited to countries with developing healthcare systems, includes tests for D-dimer, CRP, urine albumin and HbA1c.

Through our subsidiary Arriva Medical, we are a national mail-order supplier of diabetic testing supplies, including blood glucose monitors, test strips, lancets, lancing devices, and control solutions, as well as other related medical supplies in the United States. The costs of these products are, in many cases, reimbursed by Medicare, Medicaid and other third-party payers. Effective November 4, 2016, the Centers for Medicare & Medicaid Services, or CMS, revoked Arriva Medical’s enrollment and, as a result, Arriva Medical is ineligible for reimbursement by CMS for any products or services furnished on or after November 4, 2016. See “— Government Regulation—Arriva Medical Billing Number” and “Risk Factors—Arriva Medical’s Medicare enrollment was revoked effective November 4, 2016, and if we are unable to have this enrollment reinstated, or if Medicare were to revoke Medicare enrollment or billing privileges of other Alere entities, our business and results of operations may be harmed” under Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K for additional information on this matter as well as the status of the appeals processes that Arriva Medical is pursuing.

Our cardiometabolic business also offers a data management platform for use by our customers. Through our Alere Informatics business, we are a leading provider of data management systems for point-of-care testing in the United States. Our flagship data management product, the Alere RALS System, is a web-based system that collects patient test results and associated data from point-of-care devices, evaluates the data based on user-configurable criteria and transmits that data to a central laboratory information system. We estimate that RALS is now used in more than 2000 hospitals throughout the United States, all of which connect hospital glucose meters and more than 80% of which connect multiple device types (i.e. more than just glucose meters) to their RALS system.

We sell disposable, lateral flow rapid diagnostic tests for D-dimer and troponin I under our Clearview brand. These tests offer efficiency, as well as ease of use and accuracy, to clinics, hospitals and laboratories around the world.

Toxicology.    Drug abuse is a major global health problem, as well as a social and economic burden. Not only does abuse of illicit and prescription drugs cause lost workforce productivity, family conflict and drug-related crime, but it is also linked globally to the spread of HIV/AIDS, hepatitis and other blood-borne pathogens through use of contaminated needles. This misuse of drugs and drug addiction are among the costliest health problems in the U.S. and abroad. Moreover, the scope of the challenges presented by drug abuse is expanding. In 2016, the United States Department of Health and Human Services reported that the United States is in the midst of an unprecedented opioid abuse epidemic. Employers, law enforcement officials, healthcare professionals and others expend considerable effort to ensure that their applicants, employees, patients and other constituents are free of substance abuse and are getting the treatment, rehabilitation and mental health care they require. As a result, there is demand for simple and reliable laboratory-based, point-of-care and rapid toxicology tests to detect the most commonly abused substances and an evolving set of newly-formulated synthetic psychoactive substances. Physicians and treatment centers are also utilizing drug testing to identify and address signs of prescription drug misuse, whether obtained illicitly or by prescription, and more broadly, to improve outcomes in addiction medicine. Domestically and abroad, employers and governments require testing and screening services for workforce compliance with drug, alcohol and/or related fitness-for-duty health policies.

Urine and saliva-based screening and confirmation tests for drugs of abuse range from simple immunoassay tests to complex laboratory-based analytical procedures. The speed and sensitivity of immunoassays have made them the most widely accepted method for toxicology screening at the point of care, while laboratories offer a multitude of screening and complex confirmatory testing technologies.

We offer a line of drugs-of-abuse tests, reagent systems and laboratory testing options. Our toxicology business also provides employers and stakeholders with fully managed drug testing programs and various device and reagent platforms for the detection of the following illicit and prescription drugs of abuse: amphetamines/methamphetamines, cocaine, opiates, phencyclidine, tetrahydrocannabinol, acetaminophen, barbiturates, benzodiazepines, buprenorphine, ecstacy, methadone, propoxyphene and tricyclic antidepressants, and a wide range of designer drugs of abuse. In addition, our toxicology products include tests to detect alcohol. Our drug test products and laboratory services utilize urine specimens or, for certain applications, saliva, hair or other body fluids.

We believe that early detection can lead to improved health outcomes through early intervention, treatment and recovery, and can also help employers reduce unnecessary employee injuries and related medical expenses.

Our rapid toxicology tests are sold primarily under the brands Alere Toxicology, Alere iScreen, eCup, Alere iCup, Alere Triage, Alere DDS2, First Check and SureStep. Our point-of-care tests come in a variety of formats, including integrated test cups that provide rapid screening in a convenient cup that targets up to 14 drugs with one sample and provides results in as little as five minutes. These point-of-care tests are primarily sold into the workplace, government, criminal justice and retail markets. The Alere Triage TOX Drug Screen panel sold for use with our Alere Triage MeterPro system detects the presence of many of the illicit and prescription drugs listed above at the point of care in approximately 15 minutes. The Alere Triage MeterPro system is used in hospital and clinical testing as a laboratory instrument to aid in the detection of drug abuse. Our Alere DDS2 Mobile Test System is an on-site, saliva-based drug detection system utilized in roadside testing, displaying results for the presence of up to six different drugs in five minutes. We currently sell this product in markets outside the United States but have begun multiple trials for roadside use by law enforcement agencies in the United States. We believe that a significant market for this evidentiary test device will develop in the United States, particularly if the trend towards the decriminalization of marijuana accelerates, and if federal and state regulators develop impairment policies.

With seven specialized toxicology laboratories in our global network, we offer comprehensive laboratory-based testing services to a global and diverse customer base.

Three of our toxicology laboratories are certified to the high regulatory standards of the U.S. Substance Abuse and Mental Health Services Administration (SAMHSA). This certification allows us to provide services to workplace and certain government customers in certain regulated and clinical markets. In December 2016, our Redwood Toxicology Laboratory received accreditation from the American Board of Forensic Toxicology (ABFT) that encompasses post-mortem and human performance toxicology analysis for driving under the influence of drugs and alcohol (DUID) testing. This accreditation complements our SAMHSA laboratories by expanding our services to include new forensic services to government and criminal justice customers. With our ABFT accreditation, and Title 17 recognition from the California Department of Public Health, Alere’s forensic laboratory is in a position to deliver innovative and timely testing services.

We also provide automated and efficient drug testing and occupational health services through our Alere eScreen platform and through other service-oriented businesses globally. We assist a broad range of domestic and foreign clients in the transport, oil and gas, mining, retail and related industries that follow rigorous drug testing policies. With an integrated web application and a suite of detection tools, eScreen helps automate test administration processes, linking supervisors, managers, collection sites, and employees throughout a variety of workplace testing events. Our solutions offer employers and governments the tools they need to successfully hire, monitor and maintain a drug-free, compliant, and productive workforce. We believe that our portfolio of toxicology products, laboratory tests, and occupational health services enhances our ability to compete in this market.

Other Non-Reportable (Alere Home Monitoring)

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions. As a result of the sale of our health management business, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that we retained was the Alere Home Monitoring business. In our Annual Report on Form 10-K for the year ended December 31, 2015, the Alere Home Monitoring business was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, we now report Alere Home Monitoring as a separate operating segment under “other non-reportable.”

Similar to our professional diagnostic products, the products offered by Alere Home Monitoring analyze patient samples for evidence of a specific medical condition and measure patient response to therapy. These are also point-of-care, rapid diagnostic testing products.

Our Alere Home Monitoring business offers patient self-testing services. These services support anticoagulation management through frequent self-testing by patients (using various third-party PT/INR coagulation monitors) who take warfarin to control their risk for stroke and clotting disorders. These services are designed to provide physicians with actionable data that allow them to make more effective decisions in real time, deliver quality care, and put the individuals they treat on a pathway to better health. Alere Home Monitoring assists patients in acquiring home INR monitors and with insurance coverage determinations and provides physicians with a model that allows them to incorporate patient self-testing into their practices. Our program has been developed to identify candidates who we believe will benefit from self-testing protocols. The program is built around an advanced, web-based application that is intended to deliver patient results and other information to healthcare providers on a real-time basis, thereby facilitating therapy adjustments where appropriate and reducing the risk of serious events. Alere Home Monitoring offered the Alere INRatio/INRatio2 PT/INR Monitoring Systems until June 2016, when we made the decision to voluntarily withdraw those products from the market. In addition, the Alere Home Monitoring business operates the Alere VADCare and VADWatch programs to help manage VAD, or ventricular assist device, patients and remotely monitor their health after discharge to reduce the risk of possible hospital readmission. Through the Alere VADCare program, VAD patients receive equipment and supplies to power and control their implanted VADs. In addition, the VADWatch program also offers telemonitoring services that allows VAD coordinators to monitor patients after discharge and receive alerts when critical patient values fall outside pre-established ranges. These programs are designed to enable patients to be discharged from the hospital and monitor their conditions from their homes rather than remain in the hospital, which is intended to save costs for patients, hospitals, and payers and improve the quality of life for patients.

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

As part of the SPD joint venture, we entered into a finished product purchase agreement, pursuant to which we currently manufacture and sell to SPD substantially all of the consumer diagnostic products which it sells. We also entered into certain transition and long-term services agreements with SPD, pursuant to which we provide certain operational support services to the joint venture. Our consumer diagnostics segment recognizes the revenue and costs arising from these arrangements. SPD, in many cases, sells its products to P&G (or an affiliate of P&G) for sale in certain jurisdictions, including the United States.

Methods of Distribution and Customers

We distribute our professional diagnostic products to hospitals, reference laboratories, physician offices and other point-of-care settings through a worldwide distribution network. We have our own sales force in many countries, including most major markets. We also utilize third-party distributors to sell our products. Our diabetes testing supplies business, Arriva Medical, provides its products via mail-order to patients in the United States. As described further below under “— Government Regulation,” in late 2016, CMS revoked Arriva Medical’s Medicare billing privileges and notified us that it intended to terminate Arriva Medical’s competitive bidding contract with CMS, a decision that we are appealing. Our Alere Home Monitoring business, which constitutes the entire business operations of our other non-reportable segment, facilitates the distribution of PT/INR coagulation monitors in the United States by supporting patients with prescriptions for such monitors and by assisting physicians and patients with Medicare and commercial insurance reimbursement processes. Similarly, through its Alere VADCare and VADWatch programs, Alere Home Monitoring facilitates the distribution of equipment and supplies to power and control customers’ implanted VADs and offers telemonitoring services that allows VAD coordinators to monitor patients soon after discharge and receive alerts when critical patient values fall outside pre-established ranges.

We market and sell our First Check consumer drug testing products and cholesterol monitoring products in the United States through retail drug stores, retail food stores, drug wholesalers, and mass merchandisers. These products compete with other brand name drug testing products and cholesterol monitoring products based on price, performance and brand awareness.

During 2016, 2015 and 2014, no one customer represented more than 10% of our net revenue. At December 31, 2016 and 2015, no individual customer’s accounts receivable balance was more than 10% of our aggregate accounts receivable.

Manufacturing

Our primary manufacturing facilities are located in San Diego, California; Scarborough, Maine; Ottawa, Canada; Hangzhou and Shanghai, China; Jena, Germany; Matsudo, Japan; Oslo, Norway; Dundee, United Kingdom; and Yongin, South Korea. In 2016, we opened a new diagnostics manufacturing facility in Manesar, India, which produces rapid tests for the detection of infectious diseases including malaria, dengue and HIV. We also manufacture products at a number of other facilities in the United States, India, Israel and the United Kingdom.

Our primary manufacturing facilities are registered with FDA and/or ISO certified, as required under applicable law. We manufacture substantially all of our consumable diagnostic products at these facilities. We also manufacture the consumable diagnostic devices containing the diagnostic chemistry or other proprietary diagnostic technology, which are used in conjunction with our diagnostic or monitoring systems, and the digital tests and monitors that we supply to SPD. We contract with third parties to supply the electronic reader portion of these diagnostic or monitoring systems and to supply various other products that we sell, including the assays used in our Alere Triage BNP Test for use on Beckman Coulter laboratory systems, a majority of our IFA tests and the TechLab products.

Research and Development

Our primary research and development centers are in San Diego, California; Scarborough, Maine; Ottawa, Canada; Jena, Germany; Oslo, Norway; and Dundee, United Kingdom. We also conduct research and development at some of our other facilities, including facilities in the United States, the United Kingdom, China, Japan and South Korea. Our research and development programs focus on the development of diagnostic products for cardiometabolic disease, infectious disease and toxicology. Information about research and development expenses for the last three fiscal years is provided in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Global Operations

We are a global company with major manufacturing facilities in the United States, Canada, China, Germany, India, Japan, Norway, South Korea and the United Kingdom and significant research and development operations in North America and Europe. Our professional diagnostics business is supported by offices in approximately 30 countries.

Our professional diagnostic products are sold throughout the world. Our patient self-testing products and services, offered through Alere Home Monitoring, and our diabetic testing supplies, offered through Arriva Medical, are provided almost exclusively in the United States. During 2016 and 2015, respectively, we generated approximately 54% and 56% of our net revenue from continuing operations from the United States, approximately 17% and 18% from Europe and approximately 29% and 26% from other locations.

For further financial information by geographic areas, see Note 19 of the notes to consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K.

Competition

Professional Diagnostics.    Our professional diagnostics products are primarily point-of-care rapid diagnostic testing products sold into the infectious disease, cardiometabolic disease and toxicology markets. Competition for rapid diagnostic products is intense and is primarily based on price, quality, technology, speed of results, breadth of product line and distribution capabilities. Some competitors in the market for professional rapid diagnostic products, such as Becton Dickinson, are large companies with substantial resources, while numerous smaller, yet aggressive companies also compete with us, particularly where barriers to entry are low. As a result of the breadth of our product portfolio, no single competitor competes with us in every professional diagnostic product category that we supply, and our competitors differ significantly within each of our product areas of focus. Automated immunoassay systems also compete with our products, depending on, among other factors, government regulations, when labor shortages force laboratories to automate or when the unit costs of such systems are lower and other indirect costs are not taken into account. Such systems are provided by Abbott, Danaher, Ortho-Clinical Diagnostics, Roche, Siemens and other large diagnostic companies.

Our rapid lateral flow diagnostic tests targeted at infectious disease compete primarily with products offered by Becton Dickinson, Meridian Bioscience, and Quidel. Our products, particularly our HIV products, including our Pima Analyzer, also compete with tests offered by OraSure Technologies Chembio, Trinity and Becton Dickinson. Our Alere i and Alere q point-of-care analyzers compete with larger, laboratory-based analyzers from companies including Abbott, Becton Dickinson, Cepheid (which was acquired by Danaher in November 2016), Hologic and Roche, which also offer molecular technologies for amplifying DNA and RNA.

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

In cardiometabolic disease, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers for batch testing. As a result, the primary competitors for our Alere Triage and Alere Cholestech LDX point-of-care testing systems, which consist of rapid diagnostic devices interpreted by compact analyzers, are the large diagnostics companies identified above that produce automated immunoassay systems. We expect these large companies to continue to compete vigorously to maintain their significant market share of the cardiovascular testing market. Although we offer our Alere Triage BNP test for use on Beckman Coulter Immunoassay Systems, our other primary cardiovascular products are not currently designed for automated batch testing. Our Alere Triage products and our epoc Blood Analysis System face competition from a number of systems, including Abbott’s i-Stat hand-held system, in addition to the laboratory analyzers produced by the large diagnostic companies identified above and, for our epoc Blood Analysis System, near-patient systems produced by, among others, Instrumentation Laboratories, Nova Medical, Radiometer and Siemens. Our Alere Cholestech LDX system also faces direct competition from Abaxis Medical Diagnostics, which markets its point-of-care blood laboratory systems to physician office laboratories, and from Polymer Technology Systems’ CardioChek test.

In the field of diabetes, the competitors for our Afinion Test System and NycoCard Test System include Siemens Healthcare, Bio-Rad Laboratories, Roche Diagnostics, EKF and Samsung. Arriva Medical, which is our mail-order diabetes testing product supply business, primarily sells products which are covered by Medicare, Medicaid and other third-party payers. Our major competitors for the sale of these products are large retail pharmacies, such as Walmart, Walgreens and CVS, independent pharmacies and a small number of mail-order suppliers. Competition for Medicare-reimbursed diabetes testing supplies, which represents the majority of our Arriva Medical business, changed significantly in 2013 as a result of the implementation by CMS of a competitive bidding process to limit the number of eligible suppliers and the fees for which they may be reimbursed. Based on the most recent bidding process, we estimate that CMS currently reimburses approximately ten suppliers that have agreed to accept a contractual reimbursement rate for mail-order diabetic testing supplies for the period from July 2016 to December 2018 that is substantially lower than the established fee schedule for these products. Arriva Medical is one of those approximately ten suppliers that was awarded a national mail-order contract. Suppliers that were not awarded contracts are unable to be reimbursed by Medicare for mail-order diabetic testing supplies. See “— Government Regulation—Arriva Medical Billing Number” and “Risk Factors—Arriva Medical’s Medicare enrollment was revoked effective November 4, 2016, and if we are unable to have this enrollment reinstated, or if Medicare were to revoke Medicare enrollment or billing privileges of other Alere entities, our business and results of operations may be harmed” under Item 1A, “Risk Factors” elsewhere in this Annual Report on Form 10-K for information regarding CMS’s revocation of Arriva Medical’s enrollment, as well as the status of the appeals processes that Arriva Medical is pursuing.

Our First Check tests compete against over-the-counter diagnostic tests sold primarily by Phamatech, but also by other smaller competitors.

Competitors for our drugs-of-abuse tests include many of the large diagnostics companies named above, which manufacture instrumented drug tests, reagents or instruments sold in a variety of formats to customers in the worldwide employment, transportation, government and clinical sectors, among others. Additionally, in many markets in which the barriers to entry are low, we compete with dozens of privately-held, small and emerging low-cost manufacturers of lateral flow point-of-care drug tests. Our worldwide drug testing laboratory services compete with hundreds of multi-national and regional clinical, toxicology and forensic laboratories. We also compete with a diverse set of background check companies and third party administrators that provide comprehensive services to employers.

Generally, the competitive positions of our professional diagnostic products may be based on, among other things, being first to market with a novel product, product performance, speed of delivering results, accuracy, convenience, cost-effectiveness, the strength of our intellectual property and price, as well as on the effectiveness of our sales force, customer support and our marketing and distribution partners. Where we face competition from large diagnostics companies, these competitors have greater resources than we do. In addition, certain competitors may have more favorable competitive positions than we do, particularly in markets outside the United States.

Consumer Diagnostics.    Substantially all of our consumer diagnostic products are sold to SPD, our joint venture. These products are sold by SPD for sale in retail markets where competition is intense and based primarily on brand recognition and price. Our revenues, as well as our share of the profits from the sale of these SPD products depend on SPD’s ability to compete effectively in these markets. Competitors for SPD’s products include Church & Dwights’ First Response brand, Perrigo’s Predictor brand, Prestige Brands’ EPT brand, and other private label suppliers.

Other Non-Reportable (Alere Home Monitoring).    Competition for our Alere Home Monitoring products and services is characterized by, among other factors, price, quality, technology, speed of results, breadth of product line, distribution capabilities and customer service.

The primary competitors for our PT/INR patient self-testing business operated by Alere Home Monitoring are mdINR and Roche Diagnostics. Alere Home Monitoring only distributes third-party PT/INR coagulation monitors following the June 2016 voluntary withdrawal of the Alere INRatio and INRatio2 Systems from the market. Roche currently accounts for a substantial proportion of domestic placements by Alere Home Monitoring of PT/INR point-of-care and patient self-testing devices. Our monitoring service is primarily marketed through a direct, dedicated sales force to clinicians who prescribe warfarin. Customer service and support levels are an important differentiator for us in this business. Our VADCare and VADWatch programs, which are also operated by Alere Home Monitoring, compete primarily with Orthodynamics and Continuum. Continuum and Medtronic account for a substantial portion of the VAD equipment placements domestically. Our VADCare and VADWatch monitoring programs are primarily marketed through a direct, dedicated sales force to clinicians and hospitals that implant VAD devices. Customer service, support, compliance and our proprietary VADWatch monitoring platform are key differentiators for Alere Home Monitoring.

Patents and Proprietary Technology; Trademarks

We believe we have built a strong intellectual property portfolio including patents, patent applications, copyrights, trade secrets and other intellectual property, which are intended to protect our present and future technologies, products and services. Our intellectual property portfolio includes patents and other intellectual property that we own and, in some cases, patents or other intellectual property that we license from third parties, which may be limited with respect to term and in terms of field of use or transferability and may require royalty payments. We generate these patent and other intellectual property rights covering significant inventions and other innovations in order to create a competitive advantage. While we believe that our licenses, patents and other intellectual property rights are of material importance to our business in the aggregate, we do not believe that any single license, patent, copyright, trade secret, trademark or other intellectual property right is in itself material to our business.

The medical device industry, including the diagnostic testing industry, historically has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights.

We believe that our history of successfully enforcing our intellectual property rights in the United States and abroad demonstrates our resolve in enforcing our intellectual property rights, the strength of our intellectual property portfolio and the competitive advantage that we believe we have in this area. From time to time in the past, we have incurred substantial costs, both in asserting infringement claims against others and in defending ourselves against patent and other intellectual property infringement claims, and we expect that we may incur substantial litigation costs, including payments in connection with settlements of litigation, as we continue to aggressively protect our technology, defend our proprietary rights and defend against infringement claims. We may not, however, continue to be successful in enforcing these rights in the future, our existing intellectual property rights may be challenged in the future and we may not be successful in defending against claims initiated against us.

We believe that certain of our trademarks are valuable assets that are important to the marketing of both our products and services. We have applied for or obtained registration for many of these trademarks with the United States Patent and Trademark Office or comparable foreign agencies.

We also seek to protect our trade secrets and confidential information through nondisclosure policies and confidentiality agreements. These policies and agreements, however, may not be enforceable in all jurisdictions and may not provide adequate protection to prevent either disclosure or use by another entity.

The medical device industry and the market for patient self-testing services place considerable importance on obtaining and enforcing patent (including licensed patents), trade secret, trademark and other intellectual property protection for new technologies, products, services and processes. Our success therefore depends, in part, on our ability to obtain and enforce the patents (including licensed patents), trademark registrations and other intellectual property rights necessary to protect our products, to obtain and preserve our trade secrets and other confidential intellectual property and to avoid or neutralize intellectual property threats from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent (including licensed patents), trademark, trade secret and other intellectual property rights; in obtaining (including by license) future patents, trademarks, trade secrets or other intellectual property rights in a timely manner or at all; or as to the breadth or degree of protection that our patents, trade secrets, trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights, see the discussion in Item 1A “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Government Regulation

Our businesses are subject to extensive and frequently changing federal, state, local and foreign laws and regulations. Changes in applicable laws, changes in the interpretation or application of such laws, or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects. From time to time, we have been subject to inquiries, investigations and enforcement actions by governmental authorities alleging that, or investigating whether, we have not fully complied with our legal and regulatory obligations, some of which have not yet been resolved. While we take significant steps designed to ensure that our current operations, arrangements and practices are in material compliance with applicable laws and regulations, there can be no assurance that we are in compliance with all applicable laws and regulations or that we will be able to comply with new laws or regulations.

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our diagnostic products sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act, or the FDCA, as implemented and enforced by the FDA. Our diagnostic products sold in the United States, including any imbedded or stand-alone software which has been classified by the FDA as a Class II medical device, generally require either FDA clearance to market under Section 510(k) of the FDCA, or approval of a Premarket Application, or PMA, which may require pre-clinical and clinical trials. Foreign countries may have similar or more onerous requirements to support approvals to manufacture or market these products. The marketing of our consumer diagnostic products is also subject to regulation by the FTC. In addition, we are required to comply with regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. We must also demonstrate to the FDA that our diagnostic tests intended for home use or for use by laboratories holding a Certificate of Waiver under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Amendments of 1988, or CLIA, including most physician office laboratories, are simple to use with a low risk of error. Foreign countries may require similar or more onerous approvals to manufacture or market our products or to allow the use of our products in certain settings.

CLIA extends federal oversight to many clinical laboratories for clinical testing, including certain of our drug testing laboratories in the United States, by requiring that they be certified to meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Certain of our drug testing laboratories perform forensic (non-clinical) drug testing on employees of the federal government and private employers covered under the Department of Transportation guidelines and therefore the laboratories must be SAMSHA certified. SAMHSA certification includes oversight for testing federal employees and private employers covered under DOT guidelines for forensic purposes. To obtain access to controlled substances used to perform drugs-of-abuse testing in the United States, laboratories must be licensed by the Drug Enforcement Administration.

Certain of the clinicians who provide services in our patient self-testing business, such as nurses, must comply with individual licensing requirements, including in order to adhere to certain billing requirements of CMS and other third-party payers. We have procedures designed to verify that all of our clinicians who are subject to licensing requirements are licensed in the jurisdiction in which they are physically present and, if applicable, states in which they visit or interact with patients, to the extent such licensure is required. In addition, many states require that we have a license (or establish an exemption from holding such a license) in order to be able to dispense prescription devices within that state.

Under Section 6002 of The Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), or the ACA, which is commonly referred to as the Physician Payment Sunshine Act, or the Sunshine Act, and analogous state laws, we are required to collect data on and annually report to CMS and state regulatory agencies certain payments or other transfers of value to physicians and teaching hospitals and annually report certain ownership and investment interests held by physicians or their immediate family members. The ACA is currently the subject of Congressional review and may be substantially revised, repealed or replaced.

Many areas of our business, including but not limited to our diabetes supply and patient self-testing services, are subject to unique licensing or permit requirements by state and local health and regulatory agencies. In addition, these and other areas of our business, including our entities that act as a “Covered Entity” or a “Business Associate,” are subject to rules and regulations issued by the Department of Health and Human Services and the Office of Civil Rights, under laws such as the Health Insurance Portability and Accountability Act, or HIPAA, which establishes a complex regulatory framework for safeguarding protected health information and comprehensive standards regarding the uses and disclosures of protected health information, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which establishes regulations governing, among other things, privacy and security matters associated with the electronic transmission of health information. Each state and certain foreign regulators have also established their own additional rules and regulations covering similar matters, including with respect to privacy matters. We are also required to obtain certification to participate in certain governmental payment programs, such as various state Medicaid or federal Medicare programs. Some states have established Certificate of Need/Determination of Need, or CON/DON, programs that regulate the expansion of healthcare operations. Certain aspects of our business also require that we maintain supplier numbers that are authorized by government agencies to allow us to bill or be reimbursed by government agencies, such as CMS. The failure to obtain, renew or maintain any of the required licenses, certifications, supplier numbers or CON/DONs could adversely affect our business. We are also subject to laws regulating fraud, waste and abuse in the healthcare industry, including false claim laws.

Anti-kickback laws and regulations generally prohibit making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid and certain other federal or state healthcare programs. In addition, federal and state anti-self-referral laws generally prohibit Medicare and Medicaid payments for clinical tests referred by physicians who have an ownership or investment interest in, or a compensation arrangement with the providing company. Some states have similar laws that are not limited to Medicare and Medicaid referrals and that could also affect other tests referred by clinicians with investments in or compensation arrangements with, the providing company.

We are also subject to a number of legal requirements relating to our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which generally prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We are also subject to the customs, export, trade sanctions and anti-boycott laws of the U.S., including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations in which we do business. These laws may prohibit us from doing business with nationals of designated countries, including, without limitation, Iran, North Korea, Syria and Cuba, or importing or exporting certain of our products and technologies, without first obtaining a license or confirming the availability of a general license.

In addition, we are required to comply with domestic and foreign laws and regulations regarding data privacy. The regulation of data privacy and security, and maintaining the confidentiality of certain patient health information, is increasing and is becoming more complex. For example, in October 2015, the European Court of Justice invalidated a safe harbor on which we and other companies relied in order to transfer to the United States certain personal information subject to protections under European Union law. In February 2016, the European Commission and the United States reached a political agreement on the EU-US Privacy Shield, a new framework for data flows between the two jurisdictions, and a draft adequacy decision was presented by the European Commission. In April 2016, a body made up of a representative from the data protection authority of each European Union member state, known as the Article 29 Working Party, expressed “strong concerns” about the adequacy of the EU-US Privacy Shield. In its opinion on the draft adequacy decision, the Article 29 Working Party noted that the framework did not incorporate some of the key principles of the European Union data protection regime. Accordingly, the EU-US Privacy Shield was subject to further negotiations and revisions. In July 2016, the representatives of the European member states approved the final version of the EU-US Privacy Shield, paving the way for the adoption of the decision by the European Commission, which occurred in July 2016. The final version of the EU-US Privacy Shield consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) an ombudsperson mechanism; and (iv) safeguards and limitations. The U.S. Department of Commerce began accepting certifications to the EU-US Privacy Shield in August 2016.

The EU-US Privacy Shield imposes significant obligations on U.S. companies, including us, to protect the personal information of European citizens and also requires stronger monitoring and enforcement of personal privacy by the U.S. Department of Commerce and FTC. To join the EU-US Privacy Shield, U.S. companies are required to self-certify to the Department of Commerce and publicly commit to the Privacy Shield’s requirements. We expect to apply for the certification to the EU-US Privacy Shield program in the first half of 2017. The European Union adopted the General Data Protection Regulation, which becomes effective on May 25, 2018 and replaces the existing European Union Data Protection Directive.

Arriva Medical Billing Number

As noted above, certain of our businesses, including Alere Home Monitoring, Alere Toxicology, and Arriva Medical, provide products and services directly to patients and customers, and those businesses submit claims to and receive reimbursement for such products and services from Medicare, Medicaid, and other third-party payers.

Arriva Medical is our durable medical equipment, or DME, supply business that furnishes diabetic testing supplies via mail order, including blood glucose monitors, test strips, lancets, lancing devices, and control solutions, as well as other related medical supplies in the United States. These products are generally covered by Medicare, Medicaid and other third-party payers. Competition for Medicare-reimbursed diabetes testing supplies, which represents the majority of our Arriva Medical business, changed significantly in 2013 as a result of the implementation by CMS of a competitive bidding process to limit the number of eligible suppliers and the fees for which they may be reimbursed. Based on the most recent bidding process, we estimate that CMS currently reimburses approximately ten suppliers that have agreed to accept a contractual reimbursement rate for mail-order diabetic testing supplies for the period from July 2016 to December 2018 that is substantially lower than the established fee schedule for these products. Arriva Medical is one of the approximately ten suppliers that was awarded a national mail-order contract. Suppliers that were not awarded contracts are unable to be reimbursed by Medicare for mail-order diabetic testing supplies.

On October 12, 2016, Arriva Medical received a notice, dated October 5, 2016, that its Medicare enrollment would be revoked by CMS, based on CMS’ assertion that, over a five-year period, out of the approximately 5.7 million Medicare claims made for about one million unique beneficiaries, Arriva had allegedly submitted claims for 211 Medicare beneficiaries who were deceased on the date their products were shipped (even if the products were appropriately ordered in advance of the patient’s death). Arriva Medical’s initial appeal of this determination was denied by CMS, and Arriva’s Medicare enrollment was revoked effective November 4, 2016, pending the outcome of further appeals. Arriva Medical conducted an investigation into the issue and does not believe that it received or, if received, retained, any Medicare reimbursement for the DME items at issue for these 211 Medicare beneficiaries. In addition, CMS subsequently provided notice that Arriva Medical’s competitive bidding contract would be terminated as a result of the revocation of its enrollment.

On December 27, 2016, Arriva Medical filed an appeal for an administrative law judge, or ALJ, hearing seeking to permanently reinstate Arriva’s Medicare enrollment status retroactive to the November 4, 2016 revocation date. On April 25, 2017, the ALJ upheld CMS’s revocation of Arriva Medical’s Medicare enrollment. Arriva Medical intends to proceed with the administrative appeals process by appealing the ALJ decision to the Department Appeals Board.

On December 28, 2016, Arriva Medical also filed a complaint in Federal District Court for the District of Columbia requesting a temporary restraining order, or TRO, and preliminary injunction, or PI, to prohibit CMS from terminating Arriva Medical’s competitive bidding contract and requesting that the court require CMS to reinstate Arriva’s Medicare billing status until due process could be provided in the form of the completion of the administrative appeals process prescribed by regulation. In conjunction with this case, on January 4, 2017, CMS agreed through its counsel that it would not revoke the competitive bidding contract while the administrative appeals process was underway, which mooted the request for the TRO. On March 9, 2017, the Federal District Court for the District of Columbia denied Arriva Medical’s request for the PI to prohibit CMS from terminating Arriva Medical’s competitive bidding contract and also denied CMS’s motion to dismiss Arriva Medical’s complaint. On April 17, 2017, the court issued an order dismissing Arriva Medical’s complaint.

Unless and until its enrollment status is reactivated, Arriva Medical will be ineligible for reimbursement for any products or services furnished to Medicare beneficiaries after November 4, 2016. If the enrollment is reactivated retroactive to November 4, 2016, we would be able to bill and be reimbursed for all covered products or services furnished since that date.

Our results of operations for the year ended December 31, 2016 included approximately $83.1 million in revenue attributable to Arriva Medical’s products and services furnished on or before November 4, 2016 that were reimbursed by CMS and that were subject to the CMS revocation after November 4, 2016. During the period from November 4, 2016 to December 31, 2016, we furnished $9.8 million of Arriva’s products and services that were subject to the CMS revocation to customers but did not recognize any revenue for such products and services because they were not eligible for reimbursement by CMS at the time we furnished them. For the fiscal year ended December 31, 2016, Arriva Medical recognized approximately $16.5 million in revenue from the sale of products and services, such as diabetes supplies, that were reimbursed by other commercial payers and that were not subject to the

CMS revocation. Of this amount, $2.3 million of revenue was generated after November 4, 2016. For products and services that have continued to be furnished to Medicare beneficiaries for the period from November 4, 2016 to December 31, 2016, Arriva Medical has incurred approximately $10.3 million in expenses and, as noted above, no revenue associated with the provision of these products and services has been recorded. If the enrollment is not reactivated retroactively, Arriva Medical will not be able to bill or otherwise be reimbursed (and consequently will not recognize any revenue) for the provision of these products and services. There can be no guarantee that Arriva Medical’s enrollment with CMS will be reactivated. Further, if the enrollment is not restored, Arriva Medical will not be able to be reimbursed by Medicare for any products or services and will not be able to seek reenrollment in the Medicare program for at least three years from November 4, 2016. Also, the failure to have Arriva Medical’s enrollment restored has resulted in one, and may result in other, third party payers indicating that they may not conduct business with Arriva Medical in the future or will not reimburse Arriva Medical for the provision of products and services to their beneficiaries.

INRatio2 PT/INR Monitoring System Voluntary Withdrawal

Following a collaborative process with the FDA, in June 2016 we announced that we were initiating a voluntary withdrawal of the Alere INRatio and INRatio2 PT/INR Monitoring System. This withdrawal is underway and is expected to be completed during 2017.

For more information about the governmental regulations to which our business is subject and the risks associated with non-compliance with those regulations, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K. In addition, see Item 3. “Legal Proceedings” of this Annual Report on Form 10-K for information regarding certain actions or investigations being conducted by government agencies and others.

Employees

As of December 31, 2016, we had approximately 9,700 full-time and part-time employees, of which approximately 4,300 are located in North America.

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

Due to, among other reasons the ongoing review of the transaction by certain antitrust authorities, we cannot be certain when or if the conditions to the proposed merger in the Amended Merger Agreement will be satisfied or (if permissible under applicable law) waived. The merger cannot be completed until all of the conditions to closing are satisfied or (if permissible under applicable law) waived, and we do not currently anticipate that Abbott would voluntarily waive any of the conditions to its obligation to consummate the merger. The obligation of each of the parties to the Amended Merger Agreement to consummate the proposed merger is conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the performance in all material respects by the other party of its obligations imposed under the Amended Merger Agreement. If the merger is not completed for any reason, including if Abbott were to commence and prevail in future litigation alleging that Alere has experienced a Material Adverse Effect or has breached its representations and warranties and/or covenants under the Amended Merger Agreement or on other grounds, the holders of our common stock will not receive any payment for their shares of our common stock in connection with the proposed merger. Instead, Alere will remain an independent public company and holders of our common stock will continue to own their shares of our common stock. The existence or outcome of any future litigation related to the merger cannot be predicted. In addition, we would continue to incur significant legal expense in connection with any such future litigation.

Additionally, if the merger is not consummated in a timely manner or at all, our ongoing business may be adversely affected, including as follows:

•	we would likely experience negative reactions from the financial markets, including decreases in the market prices of our common stock and Series B Preferred Stock;

•	perceptions of us by our customers, suppliers and other third parties would likely be negatively impacted, which in turn may affect our ability to compete for business;

•	we may experience negative reactions from employees;

•	we will have expended significant time and resources that could otherwise have been spent on our existing business; and

•

we would likely be subject to additional litigation in relation to the proposed merger, including any failure to complete the merger, which could subject us to liability for damages and result in the incurrence of significant legal fees.

In addition, if the proposed merger does not occur, we will nonetheless remain liable for expenses that we have incurred related to the proposed merger. The payment of such transaction expenses, including legal expenses, is adversely impacting our financial condition, results of operations and cash flows.

We may be unable to obtain the approvals required to complete the proposed merger.

Under the Amended Merger Agreement, the consummation of the proposed merger with Abbott is subject to the satisfaction or waiver of certain closing conditions, including receipt of certain domestic and foreign antitrust approvals. If we are unable to obtain these approvals before September 30, 2017, we may be unable to consummate the proposed merger. We cannot predict whether the closing conditions to the proposed merger will be satisfied or whether the required antitrust approvals will be received in a timely manner. As a result, we cannot assure you that the proposed merger will be completed. On May 2, 2016, Abbott and Alere received a request for additional information, or a “second request,” under the HSR Act from the United States Federal Trade Commission, or the FTC, relating to the proposed merger. Abbott has voluntarily agreed to provide the FTC at least 60 days’ advance notice before certifying substantial compliance with the second request and to extend the waiting period imposed by the HSR Act to not less than 60 days after Abbott and Alere have certified substantial compliance with the second request, unless the period is further extended voluntarily by the parties or terminated sooner by the FTC. On January 25, 2017, the European Commission approved, under the EU Merger Regulation, the proposed merger. The approval is conditional on, and the merger may not be completed until, Abbott has entered into binding agreements to divest Alere’s epoc and Triage product lines, as well as Alere’s activities relating to the commercialization of BNP assays to customers of Danaher for use on Beckman-Coulter laboratory analyzers, to one or more purchasers. The purchaser and terms of sale need to be approved by the European Commission. As of the filing of this Annual Report on Form 10-K, we are not aware that any binding and definitive final agreements have been entered into to divest any of the epoc and Triage product lines or Alere’s activities relating to the commercialization of BNP assays to customers of Danaher for use on Beckman-Coulter analyzers. On June 23, 2016, Abbott and Alere received a request for additional information, or a “supplemental information request,” from the Canadian Competition Bureau, or the Bureau, relating to the proposed merger. The supplemental information request was issued under the Competition Act of

Canada, or the Competition Act. The effect of the supplemental information request is to extend the waiting period imposed by the Competition Act until 30 days after Abbott and Alere have each complied with the supplemental information request, unless the period is extended voluntarily by the parties or terminated sooner by the Bureau. On April 20, 2017, the South Korean antitrust authority informed Abbott that it would be expanding its review period by 90 days. As of the filing of this Annual Report on Form 10-K, the antitrust approvals from the FTC, the Bureau and the South Korean antitrust authorities, each of which is required pursuant to the Amended Merger Agreement, have not been obtained. If the closing conditions, including the receipt of required antitrust approvals, for the proposed merger set forth in the Amended Merger Agreement are not satisfied or (if permissible under applicable law) waived pursuant to the Amended Merger Agreement, or if the proposed merger is not completed for any other reason on or before September 30, 2017, the market prices of our common stock and Series B Preferred Stock would likely decline.

The proposed acquisition of Alere by Abbott may disrupt our business.

The terms and conditions of the Amended Merger Agreement, whether or not consummated, may have an adverse impact on our financial condition, results of operations and cash flows. The Amended Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger and restricts us, without Abbott’s consent, from taking certain specified actions until the merger is completed. These restrictions include, among others, making certain changes to employee compensation, entering into certain settlement agreements, making certain acquisitions and divestitures, incurring capital expenditures in excess of pre-established amounts, and entering into or amending certain agreements, and these restrictions may affect our ability to execute on our business strategies and attain our financial and other goals, including our continuing efforts to transform our business in accordance with strategic goals established by our management. For example, we are prohibited from offering securities or issuing additional indebtedness, and there may be circumstances in the future where it would be necessary or desirable to obtain additional funding in order to fund working capital, refinance existing indebtedness, fund operations or acquire businesses or technologies. We may be unable to do so without Abbott’s approval, and the failure to obtain such approval may harm our business. Additionally, the announcement and pendency of the proposed merger, whether or not consummated, or the merger-related litigation that has occurred or may occur in the future, may impact our relationships with employees, suppliers, customers, creditors, regulators and other third parties.

We may be subject to shareholder litigation as a result of entering into the Amended Merger Agreement, including the agreement to decrease the purchase price.

Pursuant to the Amended Merger Agreement, we have agreed to reduce the merger consideration to be paid by Abbott for each share of our common stock to $51.00 in cash per share, without interest, from $56.00 in cash per share, without interest. While the adoption of the Amended Merger Agreement must be approved by the affirmative vote of the holders of at least a majority of all outstanding shares of our common stock, and even though our board of directors has determined that the Amended Merger Agreement is in the best interest of our stockholders, we may nonetheless be subject to lawsuits by holders of our common stock or Series B Preferred Stock as a result of agreeing to the reduced merger consideration. Such litigation may be costly and may distract our management.

We may lose management personnel and other key employees and be unable to attract and retain such personnel and employees.

Uncertainties about the effect of the proposed merger on management personnel and other employees, including as a result of continued delays in the closing of the proposed merger, may impair our ability to attract, retain and motivate key personnel until the proposed merger is completed and for a period of time thereafter, which could adversely affect our financial condition, results of operations and cash flows.

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

Arriva Medical’s Medicare enrollment was revoked effective November 4, 2016, and if we are unable to have this enrollment reinstated, or if Medicare were to revoke Medicare enrollment or billing privileges of other Alere entities, our business and results of operations may be harmed.

On December 5, 2014, CMS issued a final rule entitled “Requirements for Medicare Incentive Reward Program and Provider Enrollment.” This rule implemented several provider enrollment requirements, including a significant regulatory provision that permits CMS to revoke Medicare billing privileges for a provider or supplier that has a pattern or practice of submitting claims that fail to meet Medicare requirements. The provisions of the rule became effective on February 3, 2015. In determining whether a provider or suppler is subject to revocation of its billing privileges pursuant to this rule, CMS will consider the following criteria:

•	the percentage and total number of submitted claims that were denied;

•	the reason(s) for the claim denials;

•	whether the provider or supplier has any history of final adverse actions and the nature of any such actions;

•	the length of time over which the pattern continued;

•	how long the provider or supplier has been enrolled in Medicare; and

•	any other information regarding the provider or supplier’s specific circumstances that CMS deems relevant.

Since we are reimbursed directly by federal healthcare programs for certain goods and services and, given that many of our customers rely on Medicare, Medicaid and other governmental programs for their health insurance which covers a substantial portion of their expenditures, our exclusion from such programs could have an adverse effect on our business, results of operations, financial condition and cash flows. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change.

Arriva Medical is our durable medical equipment, or DME, supply business that furnishes diabetic testing supplies via mail order, including blood glucose monitors, test strips, lancets, lancing devices, and control solutions, as well as other related medical supplies in the United States. These products are generally covered by Medicare, Medicaid and other third-party payers. Arriva Medical has a national mail-order contract with CMS covering the period from July 2016 to December 2018.

On October 12, 2016, Arriva Medical received a notice, dated October 5, 2016, that its Medicare enrollment would be revoked by CMS, based on CMS’ assertion that, over a five-year period, Arriva had allegedly submitted claims for 211 deceased patients (even if the products were appropriately ordered in advance of the patient’s death). See Item 1. “Business—Government Regulation—Arriva Medical Billing Number” for additional information on this matter as well as the status of the appeals processes that Arriva Medical is pursuing.

Our results of operations for the year ended December 31, 2016 included approximately $83.1 million in revenue attributable to Arriva Medical’s products and services furnished on or before November 4, 2016 that were reimbursed by CMS and that were subject to the CMS revocation after November 4, 2016. During the period from November 4, 2016 to December 31, 2016, we furnished $9.8 million of Arriva’s products and services that were subject to the CMS revocation to customers but did not recognize any revenue for such products and services because they were not eligible for reimbursement by CMS at the time we furnished them. For the fiscal year ended December 31, 2016, Arriva Medical recognized approximately $16.5 million in revenue from the sale of products and services, such as diabetes supplies, that were reimbursed by other commercial payers and that were not subject to the CMS revocation. Of this amount, $2.3 million of revenue was generated after November 4, 2016. For products and services that have continued to be furnished to Medicare beneficiaries for the period from November 4, 2016 to December 31, 2016, Arriva Medical has incurred approximately $10.3 million in expenses and, as noted above, no revenue associated with the provision of these products and services has been recorded. If the enrollment is not reactivated retroactively, Arriva Medical will not be able to bill or otherwise be reimbursed (and consequently will not recognize any revenue) for the provision of these products and services. There can be no guarantee that Arriva Medical’s enrollment with CMS will be reactivated. Further, if the enrollment is not restored, Arriva Medical will not be able to be reimbursed by Medicare for any products or services and will not be able to seek reenrollment in the Medicare program for at least three years from November 4, 2016. Also, the failure to have Arriva Medical’s enrollment restored has resulted in one, and may result in other, third-party payers indicating that they may not conduct business with Arriva Medical in the future or will not reimburse Arriva Medical for the provision of products and services to their beneficiaries. Even if Arriva Medical’s enrollment status is restored in the future, Arriva Medical has lost beneficiaries who switched to other diabetes suppliers during the period in which the enrollment was revoked and, as a result, Arriva Medical’s future revenue will likely be less, and perhaps significantly less, than was the case prior to the revocation.

Despite the fact that the gross margins related to our Arriva Medical business have declined since the introduction of CMS’s competitive bidding process, the loss of the revenue from Arriva Medical’s provision of products and services to Medicare beneficiaries, and the costs we have incurred and expect to continue to incur as we continue to service patients of this business without any guarantee of payment or reimbursement, has had an adverse impact on our overall business and results of operations and will continue to do so unless and until Arriva Medical’s Medicare enrollment is reinstated.

We also have other businesses that rely on reimbursement from CMS and third-party payers in connection with the provisions of products and services, including our Alere Home Monitoring business and certain of our toxicology operations. If CMS were to revoke enrollment and billing privileges for any of our other businesses under circumstances similar to those at Arriva Medical, or for otherwise failing to comply with CMS and third-party payer billing rules and regulations, our business and results of operations would be adversely impacted.

We have concluded that certain of our previously issued financial statements should not be relied upon and are restating certain of our previously issued financial statements, which may lead to, among other things, shareholder litigation, a default under our debt obligations, loss of investor confidence, negative impact on our stock price and certain other risks.

As discussed in the Explanatory Note to this Annual Report on Form 10-K and Note 2 to our accompanying consolidated financial statements, in April 2017 our Audit Committee concluded that our financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and each of the first three quarterly and year-to-date periods in 2016 should not be relied upon. The determination that the applicable financial statements should no longer be relied upon and that certain financial statements would be restated was made following the identification of financial statement misstatements relating primarily to the failure to correctly apply U.S. GAAP regarding the timing of revenue recognition primarily relating to transactions in which we recognized revenue prior to full satisfaction of all contractual criteria for title and risk of loss passing to the customer. The principal cause of these misstatements in the timing of revenue recognition is attributable to inappropriate conduct at our Standard Diagnostics subsidiary in South Korea. These misstatements were primarily the result of conduct and practices initiated by a former employee in the sales organization. The inappropriate conduct and practices involved, among other things, misrepresentation and/or fabrication of documents used to validate revenue recognition that were intentionally concealed from our senior leadership team and our external auditors at the time of the transactions and during the global revenue recognition assessment conducted as part of the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further, other Standard Diagnostics employees (in some cases subordinates of the initiating employee and local finance management responsible for other controls at Standard Diagnostics) were involved in the inappropriate conduct or acted to conceal it. As a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, potential shareholder litigation (or the inclusion of the restatement as an additional claim in the existing securities class action), defaults under our credit agreement and our senior notes and senior subordinated notes and the potential acceleration of amounts due thereunder, and government investigations (or the increase in the scope of current government investigations). If any litigation or investigation were to occur or be expanded, we could incur substantial defense costs regardless of the outcome of the litigation or investigation. These events are expected to continue to divert our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

In addition, we previously restated our audited consolidated financial statements for 2014 and our unaudited consolidated financial statements for the three and nine months ended September 30, 2014 (and revised our consolidated financial statements for certain other periods). The existence of another restatement, or an additional restatement or restatements in the future, may lead to a further loss of investor confidence and declines in the trading prices of our securities.

Restatements and revisions of our financial statements have been time-consuming and expensive and have exposed us to additional risks that could adversely affect our business, results of operations, cash flows and financial condition, including additional stockholder litigation and loss of investor confidence.

As discussed in the Explanatory Note to this Annual Report on Form 10-K and Note 2 to our accompanying consolidated financial statements, we are restating our audited consolidated financial statements as of December 31, 2015 and for each of the years ended December 31, 2015 and 2014, and our unaudited consolidated financial statements for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016. In Item 6, “Selected Consolidated Financial Data,” we are also restating selected consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012. As a result of the review that led to this restatement, we did not timely file this Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we revised our previously issued audited consolidated financial statements as of December 31, 2014 and for the years ended December 31, 2014 and 2013 and each of the interim periods of 2014 and the first three quarters of 2015. As a result of the review that led to these revisions, we did not timely file our Annual Report on Form 10-K for 2015 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. In 2015, we restated our previously issued audited consolidated financial statements for 2014 and our unaudited consolidated financial statements for the three and nine months ended September 30, 2014 (and revised our financial statements for certain earlier periods) as a result of errors that resulted from a material weakness relating to the accounting for income taxes. During 2017, 2016 and 2015, we incurred significant unanticipated expenses and costs, including audit, legal, consulting and other professional fees, in connection with the restatements and revisions of our previously issued consolidated financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Any further restatements or revisions of our financial statements would likely cause us to incur significant additional accounting, legal, consulting and other professional fees and expenses, which would adversely affect our results of operations and financial condition, and could expose us to potential claims and additional risks that could adversely affect our business, results of operations, cash flows and financial condition. In addition, further restatements or revisions may cause us to be in breach of our obligations in certain of our agreements, including agreements relating to our indebtedness, which may give the other parties to such agreements additional rights and remedies, including the right to accelerate the payment of our debt obligations. Certain remediation actions have been recommended and we are in the process of implementing them. See Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K for a description of these remediation measures. To the extent these steps are not successful, we could be exposed to additional risks that could adversely affect our business, results of operations, cash flows and financial condition.

Any additional revisions or restatements of our consolidated financial statements may lead to a further loss of investor confidence and have a negative impact on the trading prices of our securities. Any of these matters could adversely affect our business, reputation, revenues, results of operations and financial condition and limit our ability to access the capital markets through equity or debt issuances.

We have material weaknesses in our internal control over financial reporting, and these or other material weaknesses, or inadequate remediation measures, could impair our ability to report accurate financial information in a timely manner and/or increase the risk of future errors, which could adversely affect our business, results of operations, cash flows and financial condition.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In this Annual Report on Form 10-K, we have reported material weaknesses related to revenue recognition as of December 31, 2016. We were unable to timely file this Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as a result of the need to conduct a review of certain revenue transactions and related matters at our Korean and Japanese locations and certain inappropriate conduct by certain employees at our Standard Diagnostics subsidiary, as well as a review of certain sales transactions to a limited number of distributors outside the U.S. (as discussed above in the Explanatory Note). In our original Annual Report on Form 10-K for 2014 (filed with the SEC on March 5, 2015), we reported management’s conclusion that we had a material weakness as of December 31, 2014 related to the failure to design controls to assess the accounting for deferred taxes related to dispositions. We later identified errors in our consolidated financial statements for 2014 and all interim periods therein relating primarily to the accounting for income taxes for our discontinued operations, as a result of which we restated our financial statements for 2014 and the three and nine months ended September 30, 2014. As a result of the restatement, we were unable to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. Subsequently, during the course of preparing our consolidated financial statements and other financial data for the quarter ended September 30, 2015, management concluded that we had a material weakness in that we did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes. In November 2015, we amended our Annual Report on Form 10-K for 2014 to revise both management’s annual report on internal control over financial reporting and the related report of our independent registered public accounting firm.

In our Annual Report on Form 10-K for 2015, we reported management’s conclusion that we had the following material weaknesses related to revenue recognition: (i) we did not maintain a sufficient complement of resources at our subsidiaries with appropriate knowledge, experience and training to ensure proper application of US GAAP in determining revenue recognition, (ii) we did not design and maintain effective controls over information and communications as it relates to revenue recognition at our subsidiaries (specifically, we did not implement and reinforce an adequate process for internally communicating nonstandard terms and conditions between our subsidiaries’ commercial operations and finance groups and between our subsidiaries’ finance groups and our corporate accounting group), (iii) we did not design effective controls over the review of terms of purchase orders and customer contracts, including amendments to contracts, to ensure proper application of US GAAP in determining revenue recognition and (iv) we did not design effective controls to ensure that revenue would not be recognized until title and risk of loss had passed to our customers. These four material weaknesses are referred to as the Revenue Recognition Material Weaknesses.

In connection with management’s evaluation of our internal control over financial reporting as of December 31, 2016, our management concluded that we had an additional material weakness related to revenue recognition because we did not design and maintain an effective control environment at Standard Diagnostics. Specifically, certain employees at Standard Diagnostics engaged in inappropriate behavior, which was facilitated by an inadequate segregation of duties, including (a) colluding with subordinates and certain third parties to circumvent controls and fabricate documents related to revenue recognition and other matters, some of which were provided to finance management and our external auditors and (b) overriding controls related to the observation of physical inventories. In addition, other employees, including certain members of Standard Diagnostics finance management responsible for other controls at the subsidiary, were aware of the override of controls but did not report this behavior as required by our policies and procedures. This material weakness is referred to as the Standard Diagnostics Material Weakness. None of the Revenue Recognition Material Weaknesses or the Standard Diagnostics Material Weakness had been remediated as of December 31, 2016, and, as a result, we did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of that date. In connection with this evaluation, our management also concluded that the material weakness related to accounting for income taxes had been successfully remediated as of December 31, 2016. For additional information on these material weaknesses and remediation measures undertaken by us, see Item 9A “Controls and Procedures.” While we are continuing to take steps to remediate the Revenue Recognition Material Weaknesses and the

Standard Diagnostics Material Weakness, our remedial measures may not be adequate to prevent additional errors or avoid other control deficiencies or material weaknesses with respect to revenue recognition, taxes, control environments, inventories or any other matters. In addition, we may, in the future, experience deficiencies or material weaknesses related to taxes, revenue recognition or other matters despite any of our remediation efforts. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems, the adequacy of training and experience, the possibility of human error, the existence and sufficiency of any appropriate compensating controls, cost limitations and the risk of fraud or inappropriate conduct, such as that engaged in by certain employees at our Standard Diagnostics subsidiary. Moreover, projections of any evaluation of effectiveness to future periods, including with respect to the prior material weaknesses relating to taxes, are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a result, our consolidated financial statements may contain one or more material misstatements and may not be available on a timely basis or we may discover additional material weaknesses which could cause investors to lose confidence in us and lead to, among other things, additional legal, accounting and other expenses, delays in filing required financial disclosures, events of default under the credit agreement governing our senior secured credit facility or the indentures governing our notes (or significant payments to amend or obtain waivers under such agreements), additional or expanded investigations or enforcement actions by government authorities, fines, penalties, the delisting of our securities, a decline in the prices of our securities and liabilities arising from stockholder litigation.

Our reputation and ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We cannot ensure that our internal controls, disclosure controls and compliance controls, policies and procedures will in all instances protect us from improper, reckless, or criminal acts committed by our employees, agents or business partners. For example, certain employees at Standard Diagnostics engaged in inappropriate conduct, as described in more detail above, that resulted in our recognizing revenue earlier than is permitted under U.S. GAAP and our policy on revenue recognition. As noted above, the review related to this matter was a cause of our inability to timely file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Any inappropriate actions, such as those in South Korea, could subject us to civil or criminal investigations, monetary and non-monetary penalties or liability and could adversely impact our business, results of operations and reputation. In addition, any steps we may take to prevent future inappropriate or fraudulent conduct by employees, including training and control and detection measures, may not be successful because such conduct is intended to avoid detection by us.

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

In May 2012, we also received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are responding to the investigation, which is ongoing. We have been engaged in discussions with the government about this matter, including a resolution of potential related False Claims Act and common law liability exposure for the products under review. As a result of these discussions, management has accrued, as of December 31, 2016, an aggregate of $35.0 million for potential liability of the claims related to this matter. We would need to obtain certain approvals before we could agree to any proposed resolution. There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to or finalized. We may be required to engage in litigation of this matter, which may be time consuming and costly. Based on the ongoing uncertainties and potentially wide range of outcomes associated with any potential resolution, the ultimate amount of potential liability may materially exceed the accrual we have established.

In addition, we cannot assure you that the government will find our efforts to resolve the FDA warning letter or the investigation initiated by the OIG subpoena to be satisfactory. We may be unable to implement corrective actions within a timeframe or in a manner satisfactory to the FDA. Previous potential violations relating to the matters under review by the FDA and/or OIG, as well as failure to timely complete adequate corrective actions can result in enforcement proceedings by the government, which may include potential civil or criminal fines and penalties, including disgorgement of amounts earned on any legally-adulterated products (the amount of such fines and/or penalties may be significant); injunctive relief, which could limit, modify or constrain our ability to manufacture, market and sell our products; and exclusion from participation in government healthcare programs, such as Medicare and Medicaid. We have received inquiries from regulatory authorities outside the United States regarding the Alere Triage recalls in the United States and, in at least one case, remedial or corrective action was required. We cannot predict whether other governments’ regulatory authorities will require additional remedial or corrective actions in the future. The investigation initiated by the OIG subpoena could also result in civil or criminal fines or penalties (the amount of such fines and/or penalties may be significant), increased supervision of our business operations by the OIG, or exclusion from participation in government healthcare programs, such as Medicare and Medicaid. We are unable to predict when these matters will be resolved or what action, if any, the government will take in connection with these matters. The issues arising out of the FDA inspection and OIG subpoena may be expanded to cover other matters. We can also face product liability, third-party payer, shareholder, or other litigation. Any of these risks and uncertainties can adversely affect our revenues, results of operations, cash flows and financial condition.

We face risks related to ongoing SEC and Department of Justice investigations.

On August 28, 2015, we received a subpoena from the SEC which indicated that it is conducting a formal investigation of Alere. The SEC’s subpoena relates to, among other things, (i) our previously filed restatement and revision to our financial statements included in our Annual Report on Form 10-K/A for fiscal year ended December 31, 2014, including the accounting for deferred taxes for discontinued operations, as well as our tax strategies and policies and (ii) our sales practices and dealings with third parties (including distributors and foreign government officials) in Africa relating to sales to government entities. On January 14, 2016, we received a second subpoena from the SEC in connection with this formal investigation seeking, among other things, additional information related to sales of products and services to end-users in Africa, as well as revenue recognition relating to sales of products and services to end-users in Africa. We have also received, from time to time, requests in connection with the investigation to voluntarily produce additional information to the SEC, including information pertaining to certain other countries in Asia and Latin America, as well as additional information on revenue recognition matters and revisions to our financial statements referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

On March 11, 2016, we received a grand jury subpoena from the United States Department of Justice requiring the production of documents relating to, among other things, sales, sales practices and dealings with third parties (including distributors and foreign governmental officials) in Africa, Asia and Latin America and other matters related to the U.S. Foreign Corrupt Practices Act.

We are in the process of responding to these subpoenas and voluntary requests for information, have made witnesses available to be interviewed by the government and are otherwise cooperating with the SEC and Department of Justice investigations.

These investigations have resulted and are expected to continue to result in considerable legal expenses and diversion of management’s attention from other business concerns. The amount of time needed to resolve the investigations is uncertain, and we cannot predict the outcome of these investigations, whether we will face additional government inquiries or other actions or whether the scope of these investigations will further expand to cover matters not already under investigation. If the SEC were to file an action, we could be required to pay significant penalties and/or other amounts and could become subject to either an injunction or an administrative cease-and-desist order, which could have an adverse effect on our operations, financial condition, business, results of operations, and cash flow. In addition, the investigation initiated by the Department of Justice could result in civil or criminal penalties, including fines or other penalties that may be material to our business. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing investigations and any future government inquiries, investigations, or actions. We are currently unable to predict the outcome of any of these matters or the expense we will incur in connection with these investigations and indemnification obligations.

We may experience difficulties that delay or prevent our development, introduction or marketing of new or enhanced products or services.

Our success depends on our ability to effectively introduce new and competitive products and services and to make improvements to our existing products and services. The development of new or enhanced products or services is a complex, costly and uncertain process and is becoming increasingly complex and uncertain in the United States. We have, in recent quarters, reduced our research and development expenses, and there is no guarantee that our more focused research and development efforts will allow us to continue to introduce new products and services or improve our existing products and services as we had in the past, or at all. Furthermore, developing and manufacturing new products and services require us to anticipate customers’ and patients’ needs and emerging technology trends accurately. We may experience research and development, manufacturing, regulatory, marketing and other difficulties that could delay or prevent our introduction of new or enhanced products and services. In addition, competitors may be able to introduce competitive products and services quickly that may make the products and services in our pipeline or recently commercialized obsolete or less attractive to customers, which is not uncommon in the medical device industry, where advancements can occur rapidly. The research and development process in the healthcare industry generally takes a significant amount of time and cost from design stage to product launch. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. We may have to abandon a product or service in which we have invested substantial resources. We cannot be certain that:

•	any of our products or services under development will prove to be safe and effective in clinical trials;

•	we will be able to obtain, in a timely manner or at all, necessary regulatory clearances or approvals;

•	the products and services we develop can be manufactured or provided at acceptable cost and with appropriate quality; or

•	these products and services, if and when cleared or approved, can be successfully marketed or adopted by customers for use.

These factors, as well as manufacturing or distribution problems or other factors beyond our control, could delay the launch of new or enhanced products or services. Any delay in the development, clearance, approval, production, marketing or distribution of a new product or service or an improved or enhanced product or service could materially and adversely affect our competitive position, our branding and our results of operations.

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

We generate a significant percentage of our net revenue from outside the United States, and a significant number of our employees, including manufacturing, sales, support, and research and development personnel, are located outside the United States, including in Africa, Australia, Brazil, China, Germany, India, Ireland, Israel, Japan, Norway, the Philippines, South Korea and the United Kingdom. Conducting business outside the United States subjects us to numerous risks, including:

•	the negative impact of foreign currency exchange rates, which had a significant negative impact on our results of operations in 2016 and 2015;

•

lost revenues as a result of macroeconomic developments, such as the recent European budgetary issues, debt crisis and related European financial restructuring efforts, which caused European governments to reduce spending and caused the value of the Euro to further deteriorate, thus reducing the purchasing power of European customers and the dollar value of European sales;

•

uncertainties arising from statements by the new presidential administration and Congress indicating an apparent desire to renegotiate or reconsider the terms of international trade, including the abandonment of the Trans-Pacific Partnership, the expression of doubts regarding the North American Free Trade Agreement and the potential imposition of border adjustment or other taxes or tariffs on imports;

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

•	lost revenues or unexpected expenses resulting from the imposition by foreign governments of trade barriers such as tariffs, quotas, preferential bidding, and import restrictions;

•	higher cost of sales, or restrictions on sales, resulting from import or export licensing requirements;

•

lost revenues or other adverse effects resulting from acts of war, terrorism, theft or other lawless conduct or otherwise resulting from economic, social or political instability in or affecting foreign countries in which we sell our products or operate;

•	lost revenues or other adverse effects resulting from international sanctions regimes;

•	adverse effects resulting from changes in foreign laws or regulations affecting sales of our products or services or our foreign operations;

•	increased tax liability resulting from international tax laws, including U.S. taxes on foreign subsidiaries;

•	increased financial accounting and reporting burdens and complexities;

•	increased costs to comply with changes in legislative or regulatory requirements;

•	lost revenues or increased expenses resulting from the failure of laws to protect our intellectual property rights; and

•	lost revenues resulting from delays in obtaining import or export licenses, transportation difficulties and delays resulting from inadequate local infrastructure.

Our international operations subject us to varied and complex domestic, foreign and international laws and regulations, as further discussed below. Compliance with these laws and regulations often involves significant costs or requires changes in our business practices that may reduce revenues and profitability.

In addition, certain of our product registrations for our products sold in foreign jurisdictions are owned or controlled by our international distributors, such that any change in our arrangement with such distributor could result in the loss of or delay in transfer of any such product registrations, thereby interrupting our ability to sell our products in those markets.

In June 2016, voters in the U.K. approved an advisory vote calling for that country’s exit from the E.U., commonly referred to as “Brexit”. Although the precise terms under which Brexit will occur are unknown, its effects will depend in part on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could disrupt the markets we serve and the jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to medical devices, as the U.K. determines which E.U. laws to replace or replicate.

The anticipated occurrence of Brexit may also create further global economic uncertainty, which may cause our customers to closely monitor their costs and reduce spending on our products and services. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

We could incur additional legal and compliance costs associated with our global operations and could become subject to legal penalties if we do not comply with certain regulations.

As a result of our international operations, we are subject to a number of legal requirements relating to our international operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control of the Treasury Department, as well as similar agencies in other nations in which we do business. Compliance with these laws and regulations is complex and involves significant costs. In addition, our training and compliance programs and our other internal control policies may not always prevent or detect acts committed by our employees, distributors or agents that may violate these laws. Any violation of these legal requirements by us, our employees or our agents and distributors could potentially subject us to civil liability or criminal liability and result in restrictions on our operations. For information regarding certain governmental investigations, see Item 3. “Legal Proceedings” elsewhere in this Annual Report on Form 10-K.

Because our business relies heavily on foreign operations and revenues, changes in foreign currency exchange rates and our need to convert currencies may negatively affect our financial condition and results of operations.

Our business relies heavily on our foreign operations. We have significant manufacturing operations in Canada, China, Germany, India, Japan, Norway, South Korea and the United Kingdom, and we also have additional manufacturing operations in other countries. We have significant research and development operations in Germany, Norway, Canada and the United Kingdom, and we conduct additional research and development activities in China, Japan, South Korea and other locations in the United Kingdom. In 2016, approximately 46% of our net revenue was derived from sales outside the United States. Because of the scope of our foreign operations and foreign sales, we face significant exposure to movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. In 2016 and 2015, changes in foreign currency exchange rates negatively impacted our total revenue by $40.5 million and $119.4 million, respectively. Recent events have led to significant volatility in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate these risks.

The failure to file our Exchange Act reports or otherwise comply with our reporting obligations in a timely manner may result in a default under our secured credit facility and/or the indentures governing our notes or prevent us from issuing shares under our equity plans, which could adversely affect our business, results of operations, cash flows and financial condition.

As noted above, we have restated our consolidated financial statements more than once in recent years, and we have also revised our consolidated financial statements for other recent periods. If we discover additional errors in our consolidated financial statements, whether or not those errors require a revision or restatement, or if our internal control over financial reporting or our disclosure controls and procedures continue to be ineffective, we may be unable to comply with our reporting obligations under the Exchange Act and other securities laws in a timely manner.

In this Annual Report on Form 10-K we have restated our consolidated financial statements as a result of the Standard Diagnostics Material Weakness described above, and as a result of the delay caused by such review, we were unable to file this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 on a timely basis. These filings were further delayed as a result of the review of certain sales transactions to a limited number of distributors outside the U.S. with respect to collectability of revenue being reasonably assured at the time of sale (as described above in the Explanatory Note). In addition, as a result of the Revenue Recognition Material Weakness described above, we were unable to file on a timely basis our Annual Report on Form 10-K for 2015 and our Quarterly Reports on Form 10-Q for the first two quarters of 2016.

Due to our failure to timely file this Annual Report on Form 10-K, we were in default under the terms of the credit agreement for our secured credit facility and the indentures governing our notes. In order to avoid events of default and the potential acceleration of the indebtedness under the credit agreement, in April 2017 and May 2017, we entered into two separate amendments to the credit agreement pursuant to which the lenders thereunder agreed to, among other things, extend the deadlines for delivery of the financial statements for the fiscal year ended December 31, 2016 and the quarter ended March 31, 2017 and certain related deliverables. We incurred approximately $8.7 million in fees and expenses associated with these amendments. See Note 30 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the terms of the April 2017 and May 2017 amendments to our credit agreement.

In May 2017, we obtained the consents from holders of our 6.5% senior subordinated notes, our 6.375% senior subordinated notes and our 7.25% senior notes to extend the deadline for delivery of certain financial information and to waive through June 15, 2017, any default or event of default that occurred, is continuing or may occur under the respective indentures under which such notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, this Annual Report on Form 10-K. In connection with the consent solicitation, we paid a fee to the consenting holders in May 2017 in an aggregate amount of approximately $23 million. In June 2017, we commenced an additional consent solicitation to the holders of the 6.5% senior subordinated notes, the 6.375% senior subordinated notes and the 7.25% senior notes to, among other things, further extend the deadline for delivery of certain financial information and to waive through August 4, 2017 (and September 5, 2017 and October 4, 2017, in each case if necessary) any default or event of default that occurred, is continuing or may occur under the respective indentures under which such notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, this Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. See Note 30 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the terms of the May 2017 and June 2017 consent solicitations.

In 2016, due to the delays in filing our Annual Report on Form 10-K for 2015 and our Quarterly Reports on Form 10-Q for the first two quarters of 2016, we entered into two amendments to the credit agreement for our secured credit facility and obtained consents from the requisite holders of our notes to waive certain defaults and extend the deadline dates for the filing and delivery, as applicable, of the applicable Exchange Act reports (and the provision of certain related financial information to the lenders under our secured credit facility). We incurred significant expenses (as described in Note 9, “Long-term Debt” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), including a temporary increase in interest rates under our secured credit facility, in connection with these amendments and waivers.

If we were to fail to file any of our Exchange Act reports in a timely manner, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we may be in default due to the breach of the reporting covenants in our credit agreement for our secured credit facility or the indentures governing our notes, and we may be required to request additional amendments and/or waivers under our credit agreement or indentures, which may require us to incur significant additional fees and related costs and/or accept terms that are significantly adverse to us. We may not be able to secure necessary amendments and/or waivers on acceptable terms, or at all, or any amendment or waiver may not be sufficient to allow us to cure particular reporting defaults. If we are in default and are not able to secure necessary amendments and/or waivers, we would be prevented from drawing on our revolving credit facility, and our secured credit facility and/or any of our notes could be accelerated. Any acceleration of our secured credit facility or any of our notes could result in a cross-acceleration of all other such debt. If our secured credit facility or any of our notes are accelerated, we may not have sufficient funds to satisfy those debt obligations without raising additional funds.

During the periods in 2017 and 2016 in which we were not in compliance with our reporting obligations under the Exchange Act, we refrained from issuing shares of our common stock under our equity incentive programs. We resumed issuing shares under these incentive programs after we regained compliance with our reporting obligations. If holders of equity awards determine that they have been financially harmed as a result of this delay in their ability to exercise awards, it could damage the morale of our employees, and they may commence litigation against us. While we believe that we are in compliance with applicable law and the terms of these equity incentive plans and individual award agreements, we may become involved in litigation that may be costly and time-consuming and an ultimate resolution in our favor cannot be guaranteed. Any future delays in filing our Exchange Act reports could give rise to similar litigation from holders of our equity awards.

Healthcare reform legislation, executive actions under the new presidential administration or the repeal or replacement of the ACA could adversely affect our revenue and financial condition.

The ACA made comprehensive reforms at the federal and state level affecting the coverage and payment for healthcare services in the United States. The ACA contains many provisions designed to generate the revenues necessary to fund the coverage expansions and reduce the costs of Medicare and Medicaid. In addition, the ACA expanded access to insurance coverage for more than 10 million Americans. Given the scope of the changes made by the ACA, some of which are still in the process of being implemented, as well as public announcements by the new presidential administration and Congress regarding their intentions to repeal and replace all or portions of the ACA, we cannot predict the impact of every aspect of this law or its potential repeal or replacement on our operations.

In particular, the ACA significantly alters Medicare Advantage reimbursements by setting the federal benchmark payment closer to the payments in the traditional fee-for-service Medicare program. This change has reduced our revenues from the Medicare Advantage plans for which we perform services, although the precise future effect on any particular plan, much less the impact on us, is impossible to predict. The ACA also included a 2.3% excise tax on the sale of certain medical devices sold outside the retail setting. For 2015, we incurred $9.9 million in excise tax expense related to the domestic sale of our medical device products as a result of the implementation of this tax. Although a moratorium was imposed on this excise tax for 2016 and 2017, the excise tax is currently scheduled to be restored in 2018, at which time we would again incur excise tax expense in connection with the sale of covered products. While the new presidential administration and Congress have indicated a strong desire to enact a permanent repeal of this excise tax, we are unable to predict whether such repeal will occur and, if so, whether it will occur before the scheduled restoration in 2018.

The ACA imposes federal reporting requirements regarding payments or relationships between manufacturers of covered drugs, devices or biological or medical supplies (including many of our subsidiaries), and physicians and teaching hospitals. There are substantial penalties that may be assessed for the failure to report, or to report accurately, under these provisions. While we believe that we are in compliance with these reporting requirements, there remains a lack of clarity around many of the reporting rules and how they will be enforced; accordingly, we cannot predict how or if enforcement will be effectuated and how that might impact our business.

Since 2013, revenues associated with our diabetes business, operated through our Arriva Medical subsidiary, have been impacted by the Durable Medical Equipment, Prosthetics, Orthotics and Supplies, or the DMEPOS, Competitive Bidding Program operated by CMS. Under this program, Medicare no longer reimburses suppliers for certain products and services, including mail-order diabetes testing supplies, based on the statutorily established Medicare fee schedule amount. Instead, CMS provides reimbursement for those products and services based on a competitive bidding process. Under this process, only a small number of suppliers are contracted by CMS to be eligible to furnish competitively bid products at the competitively determined reimbursement rate. Arriva Medical was awarded contracts for the period from August 1, 2013 through July 31, 2016, and again from August 1, 2016 through July 31, 2018. In November 2016, Arriva Medical’s enrollment was revoked by CMS and there is no guarantee that we will be able to retain our current competitive bidding contract or that we will prevail or even be eligible to participate in future bidding processes. The loss of Arriva Medical’s contract may have an adverse impact on our cardiometabolic operations. Further, while the DMEPOS Competitive Bidding Program limits the number of potential participants in the mail-order diabetes testing supplies market, it also requires us to sell diabetes supplies subject to Medicare reimbursement at significantly lower prices, which has had, and may continue to have, an adverse impact on the profitability of this business. Moreover, as competitive bidding continues to be expanded, we may experience a reduction in reimbursement generally, as competitively bid rates have significantly decreased with each successive round of bidding and there is an increased risk that the competitive bidding prices will become a benchmark for reimbursement from other payers. For additional information on Arriva Medical and its participation in CMS’ competitive bidding program, see Item 1 “Business—Government Regulation—Arriva Medical Billing Number” and “Risk Factors—Arriva Medical’s Medicare enrollment was revoked effective November 4, 2016, and if we are unable to have this enrollment reinstated, or if Medicare were to revoke Medicare enrollment or billing privileges of other Alere entities, our business and results of operations may be harmed.”

Under the Clinical Laboratory Fee Schedule, or CLFS, certain laboratories and physician offices, including certain of our labs, are required to collect and report private payer rate and volume data, which CMS has indicated it will use in determining new Medicare CLFS rates beginning in as early as 2017. The new Medicare CLFS rates may provide for lower reimbursement for our products and services, which could adversely affect our revenues and results of operations.

Changes to CMS reimbursement policies for drugs of abuse that were implemented in 2016 may also have a negative impact on our toxicology business. In addition, the recently enacted 21st Century Cures legislation contain provisions that could potentially fund efforts to address issues with drugs of abuse that may compete with or otherwise challenge our toxicology services.

Legislative and regulatory bodies, including Congress, as well as the new presidential administration, are likely to continue to pursue healthcare reform initiatives, including the potential repeal and replacement of the ACA (in whole or in part), and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall healthcare spending. The ultimate impact of these actions, including executive actions, on the ACA or other healthcare laws, and on us, is impossible to predict. If such reforms are fully implemented, or if other reforms in the United States or elsewhere are adopted, including the repeal and replacement of the ACA (in whole or in part), those reforms may have a material adverse effect on our financial condition and results of operations.

In addition, the new presidential administration has issued an executive order directing federal agencies to take certain actions to eliminate or reduce regulatory burdens and costs, which in the short term could slow the pace of regulatory change. We cannot predict whether or to what extent the executive order will affect clearances or approvals of our products or other regulatory burdens on our operations.

If the results of clinical studies required to gain regulatory approval or clearances to sell our products are not available when expected, or do not demonstrate the safety and effectiveness of those products, we may be unable to sell those products.

Before commercializing certain of our products, we must conduct clinical studies involving human subjects or specimens exhibiting symptoms of the disease or medical condition that the product is intended to diagnose or evaluate. Results of these clinical studies, as well as other internally generated data, are used to obtain market clearance or approval from government authorities such as the FDA by establishing that the device is safe and effective for its intended use or, in the case of premarket clearance, is substantially equivalent to a similar marketed device. In order to protect the welfare of human subjects, Institutional Review Board, or IRB, approval is required before initiation of a clinical study and, in the case of studies involving significant risk devices, prior FDA approval is also required. Failure to comply with any applicable law or regulation or with any condition of approval imposed by the FDA or an IRB could result in early study termination or generation of data that cannot be used to support a market clearance/approval application. For example, at any time during a clinical study, the FDA may rescind its approval (or deny approval to commence a study) if, among other things, we fail to comply with any applicable law or regulation or any condition of approval imposed by the FDA or an IRB; any of our submissions to the FDA contains an untrue statement of a material fact or omits material information required by FDA regulations; we fail to respond timely to a request for additional information by the FDA; there is reason to believe that the risks outweigh the benefits to the subjects; informed consent is inadequate; the investigation is scientifically unsound; there is reason to believe that the device as used is ineffective; or the manufacture of the clinical study product is inadequate.

Conducting clinical studies is a complex, time-consuming and expensive process, requiring months or years to complete, and our studies are not guaranteed to generate data that demonstrate safety and effectiveness or substantial equivalence of the evaluated product. If we fail to adequately manage our clinical studies, those clinical studies and corresponding regulatory approvals or clearances may be delayed or we may fail to gain approval or clearance for our products altogether. Even if we successfully manage our clinical studies, we may not obtain favorable results and may not obtain regulatory approval or clearance. Failure to obtain regulatory approvals or clearances in the timeframe needed to execute our product strategies, or at all, whether due to inadequate management/execution of our studies or due to unfavorable results, would materially and adversely affect our business.

If we are unable to obtain required clearances or approvals for the commercialization of our products in the United States, we would not be able to sell those products in the United States.

Our future performance depends on, among other matters, the timely receipt of necessary regulatory approvals or clearances for new products and, where necessary, for improvements to or new uses of existing products. Obtaining regulatory approval or clearance can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in increased costs and unanticipated delays.

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification 510(k), or 510(k), or through approval of a Premarket Application, or PMA. The FDA may deny 510(k) clearance because, among other reasons, it determines that a product is not substantially equivalent to another U.S. legally marketed device. The FDA may deny approval of a PMA because, among other reasons, it determines that a product is not sufficiently safe or effective. As part of the clearance or approval process, if we intend to sell certain diagnostic tests for home use or for use by laboratories holding a CLIA Certificate of Waiver, including most physician office laboratories, we must generally provide data demonstrating to the FDA’s satisfaction that the criteria for our tests are simple with a low risk of error. Failure to obtain FDA clearance or approval and failure to obtain or maintain CLIA-waived status for any product would preclude us from selling that product to CLIA-waived laboratories in the United States, which could materially and adversely affect our future results of operations.

Modifications or enhancements to a cleared or approved device that could significantly affect safety or effectiveness, or that change the intended use of the device, require submission of a new 510(k) or a PMA supplement or amendment. We have made modifications to some of our products since receipt of initial 510(k) clearance or PMA approval. With respect to several of these modifications, we filed new 510(k)s describing the modifications and received FDA 510(k) clearance. We have made other modifications to some of our products that we believe do not require the submission of new 510(k)s or PMA supplements or amendments. The FDA may not agree with any of our determinations not to submit a new 510(k) or a PMA supplement or amendment for any of these modifications made to our products. If the FDA requires us to submit a new 510(k) or a PMA supplement or amendment for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared or approved by the FDA, and there is no guarantee such clearance or approval will be obtained. As long as our San Diego facility remains subject to the FDA warning letter received in October 2012, PMA applications for new Class III devices to be manufactured in that facility, to which Quality System Regulation deviations are reasonably related, may be ineligible to receive such approval. While no PMA applications for devices to be made in that facility are currently pending or planned in 2017, our inability to resolve the warning letter in a timely manner could adversely impact our ability to gain approval for new Class III devices for this facility.

In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Practices (or cGMP) and other regulations. Any failure to comply with cGMP could result in action by the FDA, including product recalls and seizures and interruption of production.

We are subject to regulatory approval requirements of the foreign countries in which we sell our products, and these requirements may prevent or delay us from marketing our products in those countries.

We are subject to the regulatory approval requirements for each foreign country in which we sell our products and services. The process for complying with these approval requirements can be lengthy and expensive and can be as or more expensive, rigorous and time-consuming than the process in the United States (described above). Any changes in foreign approval requirements and processes may cause us to incur additional costs or lengthen review times of our products. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations. In order for us to market our products in some foreign countries, their governments require export certificates from the FDA seeking official assurance that products exported to their countries can be legally marketed in the United States or meet specific U.S. regulations, such as cGMP regulations. If we are unable to obtain these certificates from the FDA, we may be unable to market our products in certain foreign countries.

Our business, products and services are subject to substantial ongoing regulatory oversight and our failure to comply with applicable regulations may result in significant costs or, in certain circumstances, the suspension or withdrawal of previously obtained clearances or approvals.

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations govern many aspects of our operations, including design and development, quality management, manufacturing, labeling, sales, distribution, packaging, storage, adverse event reporting, advertising, promotion, physician interaction and record-keeping.

After we obtain necessary clearances or approvals to market our products, the FDA and foreign regulatory agencies may require post-market testing and additional surveillance to monitor the performance and use of approved products or may place conditions on any product approvals that could restrict the commercial applications of those products. The discovery of problems with a product may result in restrictions on the product, including notices of correction or product recalls, such as our December 2014 voluntary urgent medical device correction initiated with respect to our Alere INRatio and Alere INRatio2 systems and our subsequent June 2016 decision to voluntarily withdraw the INRatio and INRatio2 systems from the market following a collaborative process with the FDA. As a result of this withdrawal, we do not expect to generate further revenue from sales of INRatio and INRatio2 systems, which generated approximately $12.8 million and $20.4 million of revenue in 2016 and 2015, respectively. As a result of this withdrawal, we have incurred and expect to incur certain charges. These and other product corrections, recalls and withdrawals could divert management time and attention, reduce market acceptance of all of our products, harm our reputation, lead to additional charges or expenses or result in product liability claims, any of which could have a material adverse effect on our revenue, results of operations and financial condition. There are, for example, a consumer class action lawsuit, as well as several personal injury claims, pending against us related to our INRatio products. In addition, in some cases we may sell products or provide services which are reliant on the use or commercial availability of products of third parties, including medical devices, equipment or pharmaceuticals, and regulatory restrictions placed upon any such third-party products could have a material adverse impact on the sales or commercial viability of our related products or services. We are subject to routine inspection by the FDA and other agencies for compliance with the Quality System Regulation and Medical Device Reporting requirements in the United States and other applicable regulations worldwide. Our manufacturing facilities and those of our suppliers and distributors also are, or can be, subject to periodic regulatory inspections.

Under CLIA, some of our drug-testing laboratories in the United States are required to be certified to meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Our laboratories that perform drug testing on employees of federal government contractors and some other entities are regulated by the U.S. SAMHSA, which has established detailed performance and quality standards that laboratories must meet in order to perform this work.

Portions of our business are subject to unique licensing or permit requirements. For example, we may be required to obtain certification to participate in governmental payment programs, such as state or federal Medicaid/Medicare programs. Certain aspects of our business also require that we be enrolled and maintain supplier numbers that are authorized by government agencies to allow us to bill or be reimbursed by government agencies, such as CMS. In addition, we may need an operating license in some states. Failure to obtain or retain such supplier numbers, licenses or permits would negatively impact our business. See Item 1. “Business—Government Regulation—Arriva Medical Billing Number” and Item 1A. “Risk Factors—Arriva Medical’s Medicare enrollment was revoked effective November 4, 2016, and if we are unable to have this enrollment reinstated, or if Medicare were to revoke Medicare enrollment or billing privileges of other Alere entities, our business and results of operations may be harmed” for additional information regarding CMS’s revocation of Arriva Medical’s enrollment, as well as the status of the appeals processes that Arriva Medical is pursuing.

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

We are subject to laws regulating fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Many states have also adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare items or services reimbursed by any payer, not only the Medicare, Medicaid and Veterans Administration programs. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, laboratories and other potential purchasers of medical devices and related services. See Item 3. “Legal Proceedings—Matters Relating to our San Diego Facility.”

Other laws, including the federal False Claims Act, generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. We have received requests from the government requesting information on billing practices at certain of our subsidiaries. For information on these requests, see Item 3. “Legal Proceedings—Claims in the Ordinary Course and Other Matters.” Many states have also adopted laws similar to the False Claims Act. These laws may also be triggered by failure to return identified overpayments to a payer. Anti-kickback and false claims laws prescribe civil and/or criminal penalties for noncompliance that can be substantial including, in some instances, fines, disgorgement of overpayments (which amounts may be material), imprisonment and, within the United States, exclusion from participation in government healthcare programs.

Billing and payment for healthcare services are highly regulated, and the failure to comply with applicable laws and regulations can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

A portion of our healthcare products and services are paid for by private and governmental third-party payers, such as Medicare and Medicaid. These third-party payers typically have different and complex billing and documentation requirements that we must satisfy in order to receive payment, and they carefully audit and monitor our compliance with these requirements. Governmental payers and their agents, including Medicare Administrative Contractors, Zone Program Integrity Contractors, and others, as well as the Department of Health and Human Services, the OIG, CMS and state Medicaid programs, conduct audits in the ordinary course of our operations. These audits focus on compliance with coverage and reimbursement rules and guidelines under Medicare and Medicaid or other applicable government and third-party regulations. These types of audits often lead to determinations that certain claims should not have been paid by Medicare, Medicaid or others, and the programs seek to recoup or offset amounts they assert have been paid in error. We regularly receive notices of such determinations of overpayment, which vary widely in amount. These determinations are subject to administrative appeal rights, which we routinely pursue. The timeframe for these appeals can be long and the results are often unpredictable. Depending on the nature of the audit, overpayment determinations can be substantial. While we have had successful appeals, we have also, from time to time, been required to make repayments to both private and governmental third-party payers and, while these amounts have not been material, we may become obligated to make significant payments in the future.

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

The pain management portion of our toxicology operations has, in the past few years, experienced a significant decrease in revenues. This decrease was the result, in part, of significant changes to reimbursement policies of third-party payers and the increasingly stringent application of standards related to the medical necessity of drug testing, which has resulted in lower pricing and test volume.

We expect that these trends will continue in the future and that the pain management portion of our toxicology business will account for a smaller portion of revenue than it has in prior years. As the revenue attributable to the pain management portion of our toxicology operations has decreased, the margins on our pain management business have also decreased and, prior to such adverse changes in this business, these margins were generally favorable compared with other portions of our business and therefore the impact of these changes has had a disproportionately negative impact on our gross margins. We do not expect that revenues and margins for the pain management business will recover to levels we experienced a few years ago and these revenues and margins may continue at or below their current levels for the foreseeable future.

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

On April 21, 2016 and May 4, 2016, two class action lawsuits captioned Godinez v. Alere Inc. and Breton v. Alere Inc., respectively, were filed against us in the United States District Court for the District of Massachusetts. Both actions purport to assert claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. On July 11, 2016, the court entered an order consolidating the two actions and appointing lead plaintiffs and lead counsel. Lead plaintiffs filed a supplemental and amended consolidated class action complaint on January 4, 2017, seeking to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period May 28, 2015 through December 7, 2016. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the officers regarding our and our subsidiaries’ business, prospects and operations, which allegedly operated to inflate artificially the price paid for our common stock during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and costs. We filed a motion to dismiss the amended complaint on February 6, 2017, and the court has scheduled oral argument on that motion for June 27, 2017.

On November 14, 2016, a class action lawsuit captioned Khalid v. Alere Inc., was filed against us in the United States District Court for the Southern District of Florida. This suit asserts claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act arising out of CMS’s revocation of Medicare billing rights for Arriva Medical. On December 30, 2016, this securities class action suit was transferred to the United States District Court for the District of Massachusetts. On January 9, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice.

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

The claims asserted span a multi-year period, and the plaintiffs’ alleged damages are not quantified. We are currently unable to estimate the reasonably possible loss or range of loss (if any) in this matter. It may be months or years (if ever) before an estimate of the range of reasonably possible loss can be made.

Our ability to protect our information systems and electronic transmissions of sensitive data from data corruption, cyber-based attacks, security breaches or privacy violations is critical to the success of our business.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers and our product end-users. A security breach of this infrastructure, including physical or electronic break-ins, computer viruses, malware attacks by hackers and similar breaches, may cause all or portions of our networks and systems to be unavailable, create system disruptions or shutdowns, and lead to erasure of critical data and software or unauthorized disclosure of confidential information. To the degree permitted by our financial resources and internal budgets, we invest in security technology to protect our data against risks of data security breaches and cyber-attacks, and we have implemented solutions, processes, and procedures to help mitigate these risks at various locations, such as encryption, virus protection, security firewalls and information security and privacy policies. Nonetheless, our information technology and infrastructure are subject to attacks by hackers and may be breached due to inadequacy of the protective measures undertaken, employee errors or omissions, malfeasance or other disruptions. The age of our information technology systems, as well as the level of our protection and business continuity or disaster recovery capability, varies significantly from site to site, and there can be no guarantee that any such measures, to the extent they are in place, will be effective. In addition, a security breach or privacy violation that leads to disclosure of consumer information (including personally identifiable information or protected health information) could harm our reputation, compel us to comply with disparate state and foreign breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. For example, we were a defendant in a class action lawsuit, which was ultimately settled, in connection with the theft in 2012 of a laptop that contained personally identifiable information of approximately 116,000 patients. If we are unable to prevent security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, we may be subject to additional legal claims or proceedings, or we may suffer loss of reputation, financial loss and other regulatory penalties, which could have a material adverse impact on our business, financial condition and results of operations. Despite our efforts to protect against cyber-attacks and security breaches, hackers and other cyber criminals are using increasingly sophisticated and constantly evolving techniques, and we may need to expend substantial additional resources to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards. In addition, a data security breach could distract management or other key personnel from performing their primary operational duties.

In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. For example, in October 2015, the European Court of Justice invalidated a safe harbor on which we and other companies relied in order to transfer to the United States certain personal information subject to protections under European Union law. In July 2016, the EU-US Privacy Shield was adopted and consists of four components: (i) the privacy shield principles, which is a code of conduct outlining protections for the handling of personal data; (ii) oversight and enforcement; (iii) an ombudsperson mechanism; and (iv) safeguards and limitations. The U.S. Department of Commerce began accepting certifications to the EU-US Privacy Shield in August 2016.

The EU-US Privacy Shield imposes significant obligations on U.S. companies, including us, to protect the personal information of European citizens and also requires stronger monitoring and enforcement of personal privacy by the U.S. Department of Commerce and FTC. To join the EU-US Privacy Shield, U.S. companies are required to self-certify to the Department of Commerce and publicly commit to the Privacy Shield’s requirements. We expect to apply for the certification to the

EU-US Privacy Shield program in the first half of 2017. We also expect the European Union to adopt a Data Protection Regulation, which will replace the existing European Union Data Protection Directive.

In light of the June 2016 Brexit vote in the United Kingdom, it is expected that the United Kingdom will establish a new framework for data flow between the United Kingdom and the United States or will agree to the protections of the EU-US Privacy Shield for the transfer of personal data into and out of the United Kingdom.

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

Our business is affected by global economic conditions and the state of the financial markets. There can be no assurance that global economic conditions and financial markets will not worsen or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial positions or our ability to access capital. Our business is also affected by local economic conditions in the countries in which we operate, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, such as the impact of Brexit, some of which may be disruptive, could interfere with our supply chain, our customers and our activities in a particular location.

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

The manufacturing and marketing of professional diagnostics, consumer diagnostics and other point-of-care products and services involve an inherent risk of product liability claims. For example, a defect in one of our diagnostic products could lead to a false positive or false negative result, affecting the eventual diagnosis or treatment. Our product development and production processes are extremely complex and could expose our products to claims of defectiveness. Alleged manufacturing and design defects could lead to recalls (either voluntary or required by the FDA or other government authorities), could result in the removal of a product from the market and may require the payment of significant amounts in damages in connection with lawsuits. For example, in June 2016 we announced that we were voluntarily withdrawing the Alere INRatio and INRatio2 PT/INR Monitoring Systems from the market. Alleged defects in our products could also harm our reputation, lead to negative publicity and decrease sales of our products.

In addition, our marketing of monitoring services and point-of-care products may cause us to be subjected to various product liability or other claims, including, among others, claims that inaccurate monitoring results lead to injury or death, or, in the case of our toxicology monitoring services, the imposition of criminal sanctions. For example, we have been subject to several individual lawsuits alleging that our INRatio products resulted in personal injury to certain users and class action lawsuits have been filed against us in the United States District Court for the Southern District of California and the United States District Court for the District of Massachusetts alleging, among other things, fraud, breach of warranty, unjust enrichment and violation of unfair competition/business practice statutes in connection with the manufacturing, marketing and sale of our INRatio products. For additional information on legal proceedings in connection with the INRatio and INRatio2 PT/INR Monitoring Systems, see Item 3. “Legal Proceedings—INRatio Class Actions” and “— Claims in the Ordinary Course and Other Matters” elsewhere in this Annual Report on Form 10-K. Any product liability or other claim brought against us, regardless of merit, could be costly to defend and could result in an increase to our insurance premiums. If we are held liable for a claim, that claim could materially damage our business and financial condition. In lieu of enduring costly litigation over such matters, we may settle such matters, as we have done from time to time, and any settlement payments we may make could be material, individually or in the aggregate. In addition, any publicity relating to product defects or failures could negatively impact our reputation, result in decreased demand for our products and negatively impact our results of operations.

We may experience manufacturing problems or delays due to, among other reasons, our volume and specialized processes, which could result in decreased revenue or increased costs.

The global supply of our products depends on the uninterrupted efficient operation of our manufacturing facilities. Many of our manufacturing processes are complex and involve sensitive scientific processes, including unique and often proprietary antibodies which cannot be replicated or acquired through alternative sources without undue delay or expense. Other processes present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably. In addition, our manufacturing processes may require complex and specialized equipment which can be expensive to repair or replace, with required lead times of up to a year.

The manufacturing of certain of our products is concentrated in one or a limited number of our plants, with limited alternate facilities. Any event that negatively impacts our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers, such as a natural disaster or other event, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior or defective products. Our revenues from the affected products would decline and we could incur losses until such time as we or our contract manufacturers are able to restore our or their production processes or we are able to put in place alternative contract manufacturers or suppliers.

We rely on suppliers for raw materials and other products and services, in some cases from only one source, and fluctuations in the availability and price of such products and services may adversely affect our business or results of operations.

We rely on numerous third parties to supply raw materials and other components for our manufacturing processes. In some cases, these raw materials and components, some of which are critical to the operating of our products, such as certain components used in our epoc Blood Analysis System, are available only from a sole supplier. We also rely on a number of significant third-party manufacturers to produce some of our professional diagnostics and point-of-care products. Stringent requirements of the FDA and other regulatory authorities regarding the manufacture of our products may prevent us from quickly and cost-effectively establishing additional or replacement sources for the raw materials, components or manufacturing services that we use. In addition, if a sole source supplier were to cease providing a raw material, component or product, we may not be able to timely find and qualify a replacement on acceptable terms, or at all. As a result, a reduction or interruption in supply or an inability to secure alternative sources of raw materials, components or manufacturing services could have a material adverse effect on our business, result of operations, financial condition and cash flows.

Further, any delay in finding a replacement raw material, component or product may cause us to lose market share for that product that we may not be able to regain. In many cases, we do not have long-term supply agreements that guarantee our continued access to these supplies and, therefore, we may not have any remedies if a supplier discontinues the product or ceases supplying the product to us.

We could suffer monetary damages, incur substantial costs or be prevented from using technologies important to our products as a result of pending legal proceedings.

We are involved in various legal proceedings arising out of our business. Because of the nature of our business, we may be subject at any time to commercial disputes, product liability and personal injury claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement and other licensing and intellectual property claims, distributor disputes, contingent consideration disputes, privacy claims, employment matters or investor matters. The lawsuits we face generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits or settlement of these claims could, individually or in the aggregate, substantially harm our sales, results of operations and financial performance.

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

In addition to patents, we rely on a combination of trade secrets, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights, third parties could access our technology and our competitive advantage in the market would be reduced or eliminated. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. Technology that we deem not to provide a commercial advantage when developed, and for which we elect not to file for patent or other formal protection, may become important to us in the future, at which time we may not be able to secure the same level of protection or any protection. Our trade secrets may also become known through other means not currently foreseen by us. Despite our efforts to protect our intellectual property, our competitors or customers may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or design around our proprietary technologies.

Claims by others that our products infringe their proprietary rights could adversely affect our ability to sell our products and services and could increase our costs.

Substantial litigation over intellectual property rights exists in the professional and consumer diagnostics industries and among point-of-care product manufacturers and suppliers. Third-party infringement claims against us could increase as the number and functionality of our products grow and as we enter new and different industries and markets. Third parties may have or obtain patents which our products and services or technology may actually or allegedly infringe. Any of these third parties might assert infringement claims against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may result in negative publicity, have an impact on current and prospective customers, cause product delays, or require us to develop alternative technologies, make substantial payments to third parties (in the form of damages or settlement payments) or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. Competitors may also have access to the licensed technology, which could limit any competitive advantage we may have. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license rights to the infringed or similar technology on a timely and cost-effective basis, we may be forced to stop selling current products or abandon new products under development and we could be exposed to legal actions by our customers.

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

From time to time in the past we have initiated lawsuits and other claims against competitors whom we believed to have infringed our proprietary rights. Any lawsuits or claims that we initiate or assert could be expensive, take significant time and divert management’s attention from other business concerns. Litigation can also put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, any lawsuit or claim may provoke third parties to assert counterclaims against us.

Intellectual property law relating to the fields in which we operate is still evolving and, consequently, patent and other intellectual property positions in our industry are subject to change and often uncertain. We may not prevail in any lawsuit or other effort to protect our technology, and the damages or other remedies awarded, if any, may not be meaningful. During the course of any lawsuit, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, the trading prices of our securities may decline.

Our business could be adversely affected as a result of the risks associated with acquisitions and divestitures.

Since our inception, we have acquired numerous businesses. Our business strategy no longer focuses on acquisitions, but we may acquire other businesses from time to time in the future. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition. We have also disposed of certain businesses that we had previously acquired, including our health management business, our BBI business and Alere Accountable Care Solutions, LLC, or ACS. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others:

•	the impact of the acquisition on our financial and strategic position and reputation, including the potential discovery of undisclosed or unanticipated liabilities or obligations;

•	consolidating manufacturing, research and development operations and quality systems, where appropriate;

•	integrating newly acquired businesses or product lines into our financial reporting system;

•	coordinating sales, distribution and marketing functions and strategies;

•

establishing or expanding manufacturing, sales, distribution and marketing functions in order to accommodate newly acquired businesses or product lines or rationalizing these functions to take advantage of synergies;

•	preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships of acquired businesses;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	the potential loss of key employees of the acquired business;

•	potential restructuring or other charges associated with the integration of operations;

•	coordinating geographically separate operations; and

•	regulatory and legal issues relating to the integration of legacy and newly acquired businesses.

These factors could have an adverse effect on our business, results of operations or financial condition, and managing multiple acquisitions, investments or divestitures at the same time could exacerbate these risks. To the extent that we issue equity securities in connection with any acquisition or investment, existing shareholders may experience dilution. Our acquisitions have often provided for future contingent payments, or earn-outs, based on the achievement of performance or product development targets or milestones, some of which are still outstanding. These arrangements can impact or restrict integration of acquired businesses and can, and frequently do, result in disputes, including litigation. For example, the former shareholders of Ionian Technologies Inc. filed a lawsuit against us in May 2017 alleging, among other things, that they are owed $30 million in earn-out payments under the agreement pursuant to which we acquired Ionian Technologies.

Additionally, regardless of the form of consideration we pay, acquisitions and investments could negatively impact our net income and earnings per share.

From time to time, we have disposed of various assets or business units, including our BBI business in November 2015, our health management business in January 2015 and ACS in October 2014, and we may continue to pursue potential dispositions of other non-core assets. We may encounter difficulty in finding buyers or exit opportunities on advantageous terms and in a timely manner. If we are unable to dispose of any such assets, we may shut down the related operations, which could lead to additional expenses, accounting charges, write-offs and payments to resolve outstanding contractual obligations and other claims. Further, any disposition we do undertake may be subject to pre-closing conditions and approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Any consummated disposition may also have an adverse effect on our operations or financial results that is more significant than we expect.

Divestitures may also involve continued financial obligations with respect to the divested assets or business, including through continuing equity ownership, guarantees, indemnities or other financial obligations, any of which may be material. In some circumstances, some of our indemnification obligations in connection with divestitures may be unlimited in duration or amount. In addition, dispositions that provide for future contingent payments, or earn-outs, based on the achievement of performance targets or milestones can result in disputes, including litigation, and may not generate proceeds we expect to receive. The purchasers of our assets or businesses may also require that we agree not to compete with them in defined geographies or fields, which may limit our ability to conduct operations in the future, even if those operations would produce favorable results for our business.

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

In addition, the Amended Merger Agreement with Abbott requires that we obtain consent from Abbott in connection with acquisitions or dispositions, subject to certain exceptions, and we may not be able to obtain such consent to such transactions.

If goodwill or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting standards, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.

We do not have complete control over the operations of SPD, our 50/50 joint venture with P&G, and our financial results may be negatively impacted by litigation against SPD.

Because SPD is a 50/50 joint venture, we do not have complete control over its operations, including business decisions that may impact SPD’s profitability. As a joint venture, SPD involves special risks, as SPD or P&G may, at any time, have economic, business or legal interests or goals that are inconsistent with our interests and may take actions that are detrimental to us.

Additionally, certain subsidiaries of P&G have the right, at any time upon certain material breaches by us or our subsidiaries of our obligations under the joint venture documents, to acquire all of our interest in SPD at fair market value less any applicable damages.

As previously disclosed, SPD is currently involved in civil litigation brought by a competitor in the United States with respect to the advertising of one of SPD’s products in the United States. The district court issued an injunction with respect to sales and advertising of such product and determined that SPD violated certain laws with respect to the advertising of such product. SPD’s appeal of this decision was unsuccessful. The competitor’s request for damages is now pending before the district court with a trial date set for June 2017 at the earliest. In addition, a class action lawsuit was filed against SPD and P&G in the United States District Court for the Central District of California alleging violations of certain laws in connection with the sales and advertising of one of SPD’s products, which claims are based on similar grounds as those described above. On August 19, 2016, the class action lawsuit was dismissed with prejudice. The plaintiffs appealed the district court’s decision but, in March 2017, they voluntarily dismissed this class action suit. There may be additional lawsuits against SPD or us relating to this matter in the future. The ultimate resolution of these matters, including the amount of any damages that may be required to be paid, is not known at this time, nor is the potential impact that any pending litigation or future litigation may have on SPD or us, including whether any such resolution or any damages imposed by a court would have a material adverse impact on SPD and, ultimately, by virtue of our 50% interest in SPD, on our financial position or results of operations. The distributions we receive from SPD may decline in the future as a result of the outcomes of these matters, and we may be required to take reserves for potential liabilities arising from these actions.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2016, we had total debt outstanding of $2.9 billion, which included $1.6 billion in aggregate principal amount of indebtedness outstanding under our secured credit facility, consisting of “A” term loans in the aggregate principal amount of $544.7 million (which amount reflects original issue discounts and debt issuance costs related to such indebtedness), “B” term loans in the aggregate principal amount of $952.7 million (which amount reflects original issue discounts and debt issuance costs related to such indebtedness) and revolving credit loans in an aggregate principal amount of $125.0 million. Our secured credit facility has various final maturity dates occurring in 2020 and 2022. As of December 31, 2016, we also had $1.3 billion in aggregate principal amount of indebtedness outstanding under our 7.25% senior notes, which mature in 2018, our 6.5% senior subordinated notes, which mature in 2020, and our 6.375% senior subordinated notes, which mature in 2023. The aggregate outstanding principal amount under the 7.25% senior notes that must be paid on July 1, 2018 is $450.0 million. If we are required to use our cash to satisfy any of our indebtedness, our liquidity will be negatively impacted, which could limit our ability to otherwise invest in our business through acquisitions, capital expenditures or research and development investments and negatively impact our business in the future.

Beginning in 2017, we are required to make mandatory prepayments of the term loans and, after all term loans have been repaid, any revolving loans in various amounts under the credit agreement for our secured credit facility if we have excess cash flow (as determined under the credit agreement) for the immediately preceding year. However, we did not have any such excess cash flow for 2016 and therefore are not required to make such payments in 2017. We may, however, be required to make such payments in future years, and we may be required to utilize limited cash resources to make such payments or we may not have sufficient cash resources to make any such payment when it becomes due.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations, dispositions of non-core assets, and potentially from debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of the Amended Merger Agreement with Abbott Laboratories and existing or future debt agreements may restrict us from pursuing any of these alternatives without first obtaining consents, which we may not be able to obtain on acceptable terms, or at all.

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

The agreements governing our secured credit facility subject us to various financial and other restrictive covenants with which we must comply on an ongoing or periodic basis. The primary financial covenant under the secured credit facility is a maximum consolidated secured net leverage ratio. In addition, the indentures governing our 6.5% senior subordinated notes, our 6.375% senior subordinated notes and our 7.25% senior notes also contain restrictive covenants with which we must comply on an ongoing or periodic basis. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facility or our notes could become immediately due and payable, our lenders thereunder could proceed against any collateral securing such indebtedness (in the case of our secured credit facility), and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility or the notes, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

We were delayed in filing this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. In order to avoid events of default under the credit agreement for our secured credit facility, we entered into amendments to our credit agreement in April 2017 and May 2017 to, among other things, extend the deadlines for providing certain financial and other information (including the financial statements for 2016 included in this Annual Report on Form 10-K) to the lenders thereunder and waive certain defaults or events of default under the credit agreement. See Note 30 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the April 2017 and May 2017 amendments to our credit agreement. In May 2017, we obtained consents from holders of our 6.5% senior subordinated notes, our 6.375% senior subordinated notes and our 7.25% senior notes to extend the deadline for delivery of certain financial information and to waive through June 15, 2017, any default or event of default that occurred, is continuing or may occur under the respective indentures under which such notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, this Annual Report on

Form 10-K. In June 2017, we commenced an additional consent solicitation to the holders of the 6.5% senior subordinated notes, the 6.375% senior subordinated notes and the 7.25% senior notes to, among other things, further extend the deadline for delivery of certain financial information and to waive through August 4, 2017 (and September 5, 2017 and October 4, 2017, in each case if necessary) any default or event of default that occurred, is continuing or may occur under the respective indentures under which such notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, this Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. See Note 30 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these consent solicitations. During 2016, we were also delayed in filing certain Exchange Act reports with the SEC, including our Annual Report on Form 10-K for 2015 and our Quarterly Reports for the first and second quarters of 2016. In order to avoid events of default under the credit agreement for our secured credit facility and the indentures governing our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes, in 2016, we entered into amendments to our credit agreement and obtained consents from the holders of such notes to permit extensions of the deadlines for making certain of these filings. The amounts of fees and costs paid in connection with the above referenced amendments and consents were significant. If we were unable to file any of our Exchange Act reports in a timely manner, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we could be in default under these credit obligations and could be required to seek additional amendments or consents to extend the deadlines for filing, which we may not be able to obtain on acceptable terms, or at all; any such amendments or consents could require us to pay significant additional fees and costs and/or accept terms that are significantly adverse to us. If we were in default and unable to obtain any necessary amendment or consent, we would be prevented from drawing under our revolving credit facility and all amounts owing under our secured credit facility and/or our notes could be accelerated.

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

We have substantial cash requirements in the United States while a portion of our cash flows are generated outside the United States. The failure to maintain a level of cash sufficient to address our cash requirements in the United States could adversely affect our financial condition and results of operations.

Although we believe that cash generated from our operations in the United States should cover our normal operating requirements and debt service obligations, a substantial amount of additional cash is required for certain special purposes, such as payments upon the maturity of our debt obligations, dividends on our Series B Preferred Stock and expenses incurred in connection with certain legal matters. Our business, operating results, financial condition and strategic initiatives could be adversely impacted if we are unable to address our U.S. cash requirements through our U.S. operations or other sources of cash obtained at an acceptable cost, including by our being required to pay substantial taxes imposed by the United States in connection with repatriating funds held off-shore.

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

Our effective tax rate may fluctuate, and we may incur tax obligations in excess of the amounts that we have accrued.

We are subject to income taxes in the United States and various foreign jurisdictions, and we may take positions on our tax returns that tax authorities may reject. We provide reserves for potential tax liabilities to various tax authorities related to uncertain tax positions. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, a dispute with a tax authority may result in a payment that is materially larger than our current estimate of our tax liabilities.

Changes in tax laws or tax rulings could materially impact our effective tax rate. U.S. law makers are considering several proposals to reform U.S. tax laws, including proposals that may reduce or eliminate the deferral of U.S. income tax on unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate the tax “shield” for interest payments on indebtedness, reduce or eliminate the ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. In addition, as part of its base erosion and profit shifting initiative, the Organization for Economic Co-operation and Development, or OECD, has begun to implement this initiative, resulting in recent and potential additional changes to the tax codes of its member states that are designed to address perceived tax avoidance by multinational organizations. Our future financial results may be adversely affected by tax rule changes that restrict or eliminate our ability to claim foreign tax credits, deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

The new presidential administration is likely to propose significant changes to the regulation of healthcare and medical devices, and our business may be adversely impacted.

The new presidential administration and Congress have announced their intention to repeal and replace the ACA (in whole or in part) in order to reduce costs and improve care but have not yet selected a replacement. The new administration has proposed changes in the administration of federal regulatory agencies, including the U.S. Department of Health and Human Services, and has also made proposals to significantly reduce federal regulation in the aggregate. Any proposed changes in regulations, including regulations related to the cost of healthcare, use of medical devices, Medicare and Medicaid billing practices and the taxation of medical devices, could have a material and adverse impact on our business. In addition, changes in philosophy and personnel at the FDA may make it more difficult to introduce new products and continue the use of existing products and may increase the costs and requirements for obtaining clearances or approvals of new products or modifications to existing products. Any such legislative or regulatory changes may change our operating environment in substantial and unpredictable ways. Such legislation and regulations could increase our cost of doing business, impose additional requirements on product development efforts, make government and third-party reimbursement more difficult, and reduce the amount of reimbursement, among other things, any of which may have a material adverse impact on our business.

We may incur losses in excess of our insurance coverage.

Our insurance coverage includes, among other policies, product liability, property, healthcare professional, directors’ and officers’ liability and business interruption policies. Our insurance coverage contains policy limits, specifications and exclusions. We believe that our insurance coverage is consistent with general practices within our industry. Nonetheless, we may incur losses of a type for which we are not covered by insurance or which exceed the limits of liability of our insurance policies. In that event, we could experience a significant loss which could have a material negative impact on our financial condition.

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

Sales of a substantial number of shares of our common stock or other equity securities in the public market could depress the price of our common stock and impair our ability to raise capital through the sale of additional equity securities. The price of our common stock could be affected by issuances of substantial numbers of shares of our common stock potentially issuable upon conversion of our Series B Preferred Stock or by hedging or arbitrage trading activity that may develop involving our common stock or other securities. If the conditions applicable to the conversion of our Series B Preferred Stock were satisfied, then subject to adjustment, each of the 1.8 million shares of Series B Preferred Stock outstanding as of December 31, 2016 could convert into 5.7703 shares of our common stock, or a total of 10.2 million shares of our common stock. Upon certain extraordinary transactions, depending on the market price of our common stock at that time, the conversion rate could increase such that significantly more shares of common stock could be issued.

The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

As of December 31, 2016, the outstanding shares of our Series B Preferred Stock had an aggregate stated liquidation preference of $709.7 million. Dividends accrue on the shares of Series B Preferred Stock at a rate of 3% per annum, and we have the option to pay these dividends in cash or in shares of common stock or additional shares of Series B Preferred Stock. If we pay these dividends in shares of common stock or additional shares of Series B Preferred Stock, the number of shares of common stock or Series B Preferred Stock issued will be based upon market prices at the time of such payment. Upon a liquidation of our company, the holders of shares of Series B Preferred Stock will be entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the aggregate stated

liquidation preference plus any accrued and unpaid dividends. Because of the substantial liquidation preference to which the holders of the Series B Preferred Stock are entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

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

Our corporate headquarters, together with the administrative office for our United States consumer operations, are located at 51 Sawyer Road, Suite 200, Waltham, Massachusetts. From our office in Galway, Ireland, we oversee and conduct much of our professional diagnostic products business in Europe. We also operate a shared service center in Orlando, Florida, which houses certain critical back-office and sales operations supporting our U.S. professional diagnostics operations, and a call center in Taguig City, Philippines. These key administrative facilities are leased from third parties.

We own approximately 18.8 acres of land in San Diego, California, which house one of our primary manufacturing operations, as well as significant administrative and research and development operations for our professional diagnostics business. Our buildings on this property total approximately 330,000 square feet and include 167,000 square feet of manufacturing space for professional diagnostic products.

Our other primary manufacturing operations are in Scarborough, Maine; Hangzhou and Shanghai, China; Jena, Germany; Matsudo, Japan; Oslo, Norway; Dundee, United Kingdom; Ottawa, Canada; and Yongin, South Korea. In 2016, we opened a new diagnostics manufacturing facility in Manesar, India. We manufacture some of our consumer and professional diagnostic products in a manufacturing facility of approximately 390,000 square feet in Hangzhou, China, which we own. The majority of our consumer diagnostic products are manufactured in a facility of approximately 146,000 square feet in Shanghai, China, which we lease. We manufacture our Alere Pima Analyzer in a facility of approximately 159,000 square feet in Jena, Germany, which we own. We manufacture our Determine products in a leased space of approximately 34,700 square feet in Matsudo, Japan. Standard Diagnostics manufactures most of its professional diagnostic products in three facilities in Yongin, South Korea: a 49,000 square foot facility and a 118,000 square foot facility, both of which we own, and a 1,500 square foot facility, which we lease. Axis-Shield, which we acquired in 2011, manufactures the majority of our point-of-care products for patients with diabetes in a leased space of approximately 135,000 square feet in Oslo, Norway and a leased space of approximately 54,000 square feet in Dundee, Scotland. We also manufacture point-of-care products in a leased space of approximately 30,000 square feet in Ottawa, Canada. We manufacture certain professional diagnostic products in a 131,000 square foot facility that we lease in Scarborough, Maine. We lease a 180,000 square foot manufacturing facility in India, where we produce rapid tests for the detection of infectious diseases including malaria, dengue and HIV.

We rely on our global network of toxicology laboratories to provide reliable drugs-of-abuse test results to customers in the employer, government, forensic, and clinical market segments. We own toxicology laboratories in Gretna, Louisiana and Richmond, Virginia; lease toxicology laboratories in Austin, Texas, Santa Rosa, California, and Loughton and Abingdon, England; and lease an accredited forensic laboratory in Malvern, England. Three of the US toxicology laboratories are SAMSHA-certified and are located in Santa Rosa, California; Gretna, Louisiana; and Richmond, Virginia.

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

Litigation with Abbott Laboratories

After entering into the original Merger Agreement, Abbott informed Alere that it had serious concerns about, among other things, the accuracy of various representations, warranties and covenants made by Alere in the original Merger Agreement. Abbott indicated that these concerns related to the delay in the filing of Alere’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as well as governmental investigations previously announced by Alere. Abbott requested information from Alere about these and other matters, citing contractual rights to receive information under the original Merger Agreement. In the initial meeting in which Abbott expressed its concerns to Alere, as part of a discussion about potential paths forward, Abbott requested that Alere agree to terminate the original Merger Agreement in return for a payment by Abbott to Alere in the range of between $30 and $50 million in respect of Alere’s transaction expenses. Alere’s Board of Directors promptly rejected that request. In these discussions, Abbott affirmed its commitment to abide by its obligations under the original Merger Agreement.

On August 25, 2016, Alere filed a complaint against Abbott in the Delaware Chancery Court, and filed an accompanying motion to expedite the proceedings, asking the Delaware Chancery Court to require Abbott to specifically perform its obligations with respect to obtaining antitrust approvals as required by the original Merger Agreement.

On September 29, 2016, the Delaware Chancery Court entered an order that, among other things, adopted a detailed schedule setting forth actions required to be taken by specified dates in order to obtain all antitrust clearances required by the original merger agreement.

On November 3, 2016, Abbott filed a complaint against Alere in the Delaware Chancery Court asserting a claim against Alere for breach of contract from Alere’s alleged refusal to provide Abbott with certain information under the original Merger Agreement. On February 1, 2017, Alere filed a motion to dismiss Abbott’s November 3 complaint.

On December 7, 2016, Abbott filed a complaint (which was subsequently amended after the various actions were consolidated) in the Delaware Chancery Court seeking a declaration that Alere had experienced a Material Adverse Effect (as such term is defined in the original Merger Agreement) and that Abbott could terminate the original Merger Agreement.

On February 1, 2017, Abbott filed its answer to the complaint Alere had filed on August 25, 2016, and Alere filed an answer to Abbott’s amended complaint as well as counterclaims against Abbott. Alere’s counterclaims requested a declaratory judgment that, among other things, (i) there had been no Material

Adverse Effect (as such term is defined in the original Merger Agreement); and (ii) Abbott had breached the parties’ original Merger Agreement and breached the implied covenant of good faith and fair dealing.

Settlement Agreement relating to the Amended Merger Agreement

Concurrently with the execution of the Merger Agreement Amendment, Alere and Abbott entered into a settlement agreement, or the Settlement Agreement. The Settlement Agreement released claims arising out of or related to the merger, and resolved the parties’ litigation that had been pending in Delaware Chancery Court. The Settlement Agreement provided reciprocal releases, except for any potential antitrust claims by Alere to the extent they relate to developments after August 25, 2016, which would not be released until the parties obtain all consents and regulatory clearances necessary for closing. Abbott’s potential claims based on information not excluded from the definition of Material Adverse Effect in the Amended Merger Agreement were also not released. Finally, the Settlement Agreement provided for dismissal of the Delaware litigation with prejudice, with the exception of the non-released antitrust claims, which were dismissed without prejudice.

Arriva Medical Billing Number

Arriva Medical is our durable medical equipment, or DME, supply business that furnishes diabetic testing supplies via mail order, including blood glucose monitors, test strips, lancets, lancing devices, and control solutions, as well as other related medical supplies in the United States. These products are generally covered by Medicare, Medicaid and other third-party payers. Competition for Medicare-reimbursed diabetes testing supplies, which represents the majority of our Arriva Medical business, changed significantly in 2013 as a result of implementation by CMS of a competitive bidding process to limit the number of eligible suppliers and the fees for which they may be reimbursed. Based on the most recent bidding process, we estimate that CMS currently reimburses approximately ten suppliers who have agreed to accept a contractual reimbursement rate for mail-order diabetic testing supplies for the period from July 2016 to December 2018 that is substantially lower than the established fee schedule for these products. Arriva Medical is one of those approximately ten suppliers that was awarded a national mail-order contract. Suppliers that were not awarded contracts are unable to be reimbursed by Medicare for mail-order diabetic testing supplies.

On October 12, 2016, Arriva Medical received a notice, dated October 5, 2016, that its Medicare enrollment would be revoked by CMS, based on CMS’ assertion that, over a five-year period, out of the approximately 5.7 million Medicare claims made for about one million unique beneficiaries, Arriva had allegedly submitted claims for 211 Medicare beneficiaries who were deceased on the date their products were shipped (even if the products were appropriately ordered in advance of the patient’s death). Arriva Medical’s initial appeal of this determination was denied by CMS, and Arriva’s Medicare enrollment was revoked effective November 4, 2016, pending the outcome of further appeals. Arriva Medical conducted an investigation into the issue and does not believe that it received or, if received, retained, any Medicare reimbursement for the DME items at issue for these 211 Medicare beneficiaries. In addition, CMS subsequently provided notice that Arriva Medical’s competitive bidding contract would be terminated as a result of the revocation of its enrollment.

On December 27, 2016, Arriva Medical filed an appeal for an administrative law judge, or ALJ, hearing seeking to permanently reinstate Arriva’s Medicare enrollment status retroactive to the November 4, 2016 revocation date. On April 25, 2017, the ALJ upheld CMS’s revocation of Arriva Medical’s Medicare enrollment. Arriva Medical intends to proceed with the administrative appeals process by appealing the ALJ decision to the Department Appeals Board.

On December 28, 2016, Arriva Medical also filed a complaint in Federal District Court for the District of Columbia requesting a temporary restraining order, or TRO, and preliminary injunction, or PI, to prohibit CMS from terminating Arriva Medical’s competitive bidding contract and requesting that the court require CMS to reinstate Arriva’s Medicare billing status until due process could be provided in the form of the completion of the administrative appeals process prescribed by regulation. In conjunction with this case, on January 4, 2017, CMS agreed through its counsel that it would not revoke the competitive bidding contract while the administrative appeals process was underway, which mooted the request for the TRO. On March 9, 2017, the Federal District Court for the District of Columbia denied the PI to prohibit CMS from terminating Arriva Medical’s competitive bidding contract and also denied CMS’s motion to dismiss Arriva Medical’s complaint. On April 17, 2017, the court issued an order dismissing Arriva Medical’s complaint.

We are unable, at this time, to determine the outcome of these pending legal matters related to Arriva Medical’s billing number.

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

We are cooperating with the SEC and have provided documents in response to the subpoenas and voluntary requests and we have made witnesses available to be interviewed by the SEC. We are unable to predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

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

Securities Class Actions

On April 21, 2016 and May 4, 2016 two class action lawsuits captioned Godinez v. Alere Inc. and Breton v. Alere Inc., respectively, were filed against us in the United States District Court for the District of Massachusetts. Both actions purport to assert claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. On July 11, 2016, the court entered an order consolidating the two actions and appointing lead plaintiffs and lead counsel. Lead plaintiffs filed a supplemental and amended consolidated class action complaint on January 4, 2017, seeking to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period May 28, 2015 through December 7, 2016. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the officers regarding our and our subsidiaries’ business, prospects and operations, which allegedly operated to inflate artificially the price paid for our common stock during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and costs. We filed our motion to dismiss the amended complaint on February 6, 2017 and the court has scheduled oral argument on that motion for June 27, 2017.

On November 14, 2016, a class action lawsuit captioned Khalid v. Alere Inc., was filed against us in the United States District Court for the Southern District of Florida. This suit asserts claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act arising out of CMS’s revocation of Medicare billing rights of Arriva Medical. On December 30, 2016, this securities class action suit was transferred to the United States District Court for the District of Massachusetts. On January 9, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice.

We are unable at this time to determine the outcome of these class action lawsuits or our potential liability, if any.

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

In May 2012, we also received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are responding to the investigation, which is ongoing. We have been engaged in discussions with the government about this matter, including a resolution of potential related False Claims Act and common law liability exposure for the products under review. As a result of these discussions, management has accrued, as of December 31, 2016, an aggregate of $35.0 million for potential liability of the claims related to this matter. We would need to obtain certain approvals before we could agree to any proposed resolution. There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them. Based on the ongoing uncertainties and potentially wide range of outcomes associated with any potential resolution of the matter under investigation by the OIG, the ultimate amount of potential liability may materially exceed the $35.0 million accrual we have established.

INRatio Class Actions

On May 26, 2016, a class action lawsuit captioned Dina Andren and Sidney Bludman v. Alere Inc., et al., was filed against us in the United States District Court for the Southern District of California. This class action purports to assert claims against us under several legal theories, including fraud, breach of warranty, unjust enrichment and violation of applicable unfair competition/business practice statutes in connection with the manufacturing, marketing and sale of our INRatio products. The plaintiffs seek to represent a proposed class of all persons who purchased, rented or otherwise paid for the INRatio system during the period January 1, 2009 to May 26, 2016 in the United States, or alternatively, California, Maryland, New York, Colorado, Florida, Georgia and Pennsylvania. The plaintiffs seek restitution and damages allegedly resulting from inaccurate PT/INR readings and from the purchase of devices that claimants say they would not have purchased had they known of the alleged propensity of these devices to yield inaccurate PT/INR results. Among other things the plaintiffs seek a refund of money spent on INRatio products and unspecified compensatory damages, injunctive relief, attorneys’ fees and costs. Several of the state classes also seek statutory penalties. Plaintiffs state they do not seek recovery for personal injury.

We are unable, at this time, to determine the outcome of these class action lawsuits or our potential liability, if any.

Another class action lawsuit captioned J.E, J.D., and all others similarly situated v. Alere Inc., Alere San Diego, Inc. and Alere Home Monitoring, Inc., was filed against us in the United States District Court for the District of Massachusetts on July 22, 2016. In May 2017, prior to class certification proceedings, the parties agreed to dismiss this lawsuit. We have agreed to pay the plaintiffs and counsel for the plaintiffs an immaterial amount in connection with this dismissal.

Claims in the Ordinary Course and Other Matters

We are also party to certain other legal proceedings and other governmental investigations, or are requested to provide information in connection with such proceedings or investigations. For example, in December 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. In addition, we received a U.S. Department of Justice criminal subpoena addressed to Alere Toxicology Services, Inc. on July 1, 2016 which seeks records related to Medicare, Medicaid and Tricare billings dating back to 2010 for specific patient samples tested at our Austin, Texas pain management laboratory and payments made to physicians. We are cooperating with these investigations and are providing documents in response to both subpoenas. We and our subsidiary, Arriva Medical, LLC, are also in the process of responding to Civil Investigative Demands, or CIDs, from the United States Attorney’s office for the Middle District of Tennessee and the U.S. Department of Justice in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The most recent of the CIDs related to this matter was received in May 2017. The CIDs request patient and insurance billing and medical records, records related to interactions with third parties, and correspondence related to the same, communications with customers and terms of sale for diabetic products, dating back to January 2010. In an unrelated matter, in January 2017, our subsidiary Alere Home Monitoring, Inc., which offers home self-testing anticoagulation monitoring and VAD services and products, received a CID from the United States Attorney’s Office for the District of Massachusetts. The January 2017 CID, which covers similar subject matter to a letter request from the Department of Justice Civil Division dating back to June 2015, is broad in scope, but is understood to be primarily focused on obtaining records and information about Alere Home Monitoring, Inc.’s billing practices and policies relating to the frequency at which PT/INR self-testing is prescribed and performed since 2006. In addition, in March 2017, Alere Home Monitoring, Inc. received a second letter request from the Department of Justice Civil Division seeking additional information regarding billing frequencies of PT/INR self-testing beyond the original scope of the June 2015 request. We are cooperating with these various unrelated investigations and are providing documents and information responsive to each of the CIDs and letter requests. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on us or our subsidiaries.

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

Our diabetes, toxicology and patient self-testing businesses are subject to audit and claims for reimbursement brought in the ordinary course by: private third-party payers, including health insurers; Zone Program Integrity Contractors, or ZPICs; and Medicare Administrative Contractors, or MACs, to monitor compliance with coverage and reimbursement rules and guidelines. These types of audits and claims can include, but are not limited to, claims relating to proper documentation and support, claims relating to the medical necessity of certain testing or billing practices are not in accord with applicable rules and guidelines and can lead to assertions or determinations that certain claims should not have been, or will no longer be, paid by the private third-party payer or by Medicare or Medicaid. In such cases, the payer or program may seek to recoup or offset amounts they assert have been paid in error.

Our businesses may also be subject at any time to other commercial disputes, product liability claims, personal injury claims, including claims arising from or relating to product recalls, negligence claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, disputes regarding the payment of contingent consideration obligations and we expect that this will continue to be the case in the future. For example, several individuals have filed suits against us alleging personal injury claims in connection with the use of our INRatio products (which are in addition to the class action suits described above). In addition, the former shareholders of Ionian Technologies Inc. filed a lawsuit against us in May 2017 alleging, among other things, that they are owed $30 million in earn-out payments under the agreement pursuant to which we acquired Ionian Technologies.

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

Market Information

Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol “ALR.” The following table sets forth the high and low sales prices of our common stock for each quarter during fiscal 2016 and 2015:

	High	Low
Fiscal 2016
Fourth Quarter	$45.25	$34.41
Third Quarter	$47.34	$31.47
Second Quarter	$50.90	$38.13
First Quarter	$54.13	$31.96
Fiscal 2015
Fourth Quarter	$51.48	$38.21
Third Quarter	$55.99	$45.34
Second Quarter	$53.09	$47.29
First Quarter	$49.47	$36.37

On May 31, 2017, there were 886 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support our growth strategy and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, restrictive covenants under our secured credit facility and the indentures governing the terms of our senior notes and our senior subordinated notes, as well as the Amended Merger Agreement currently prohibit or limit the payment of cash or stock dividends.

Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2011 through December 31, 2016 with the cumulative total return of a broad equity market index and a published industry index. This graph assumes an investment of $100.00 on December 31, 2011 in our common stock, and compares its performance with the NYSE Composite Index and the Dow Jones U.S. Health Care Index (the “Current Indices”). We paid no dividends on our common stock during the period covered by the graph. The Current Indices reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2011 and the last trading day of each subsequent year end through December 31, 2016.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Current Indices

Date	ALR	NYSE Composite Index	Dow Jones U.S. Healthcare Index
12/31/11	$100.00	$100.00	$100.00
12/31/12	$80.12	$115.99	$119.26
12/31/13	$156.78	$146.47	$169.32
12/31/14	$164.57	$156.36	$212.94
12/31/15	$169.29	$149.97	$226.96
12/31/16	$168.77	$167.87	$221.41

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

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2016. They should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

On October 10, 2014, we completed the sale of ACS, our health information exchange business, to ACS Acquisition, LLC for a purchase price consisting primarily of contingent consideration. In connection with the sale of ACS, in June 2015 we also sold our subsidiary Wellogic ME FZ—LLC, or Wellogic, which we refer to collectively with ACS as the ACS Companies, to the same purchaser.

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions for a purchase price of $599.9 million. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our prior credit facility, which was refinanced in 2015.

The results of the health management business are included in income (loss) from discontinued operations, net of tax, for all periods prior to its disposition on January 9, 2015 presented in the statement of operations data below. The results of ACS are included in income (loss) from discontinued operations, net of tax, for 2014, 2013, and 2012, given our October 10, 2014 divestiture of this business. The assets and liabilities associated with the health management business have been reclassified as assets held for sale and liabilities related to assets held for sale and, as such, have impacted working capital amounts, which are reflected in the balance sheet data below, except as of December 31, 2016 and 2015.

For a discussion of certain factors, such as acquisitions and dispositions, that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Notes 4, 5(w) and 7 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On April 12, 2017, management and the Audit Committee concluded that our financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 should not be relied upon. In this Annual Report on Form 10-K, we have restated our audited consolidated financial statements as of December 31, 2015 and for each of the years ended December 31, 2015 and 2014, and certain unaudited consolidated financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016. The selected statement of operations data presented below for each of the three years in the period ended December 31, 2016 and the balance sheet data as of December 31, 2016 and 2015 have been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from unaudited consolidated financial information not included in this Annual Report on Form 10-K, and this financial information has also been restated from previously reported results due to the misstatements in the timing of revenue recognition principally at Standard Diagnostics as described in the Explanatory Note. For more information on this restatement, see the Explanatory Note above and Note 2 to the consolidated financial statements “Restatement of Previously Issued Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K. The following selected consolidated financial data reflect the restatement resulting from the misstatements in the timing of revenue recognition.

	Year Ended December 31,
	2016	2015 (As Restated)	2014 (As Restated)	2013 (As Restated)	2012 (As Restated)
	(in thousands, except per share data)
Statement of Operations Data:
Net product sales	$1,883,576	$1,946,330	$2,023,963	$2,047,508	$1,898,452
Services revenue	480,761	492,308	531,988	532,618	465,882

Net product sales and services revenue	2,364,337	2,438,638	2,555,951	2,580,126	2,364,334
License and royalty revenue	11,998	16,977	21,050	27,229	28,576

Net revenue	2,376,335	2,455,615	2,577,001	2,607,355	2,392,910

Cost of net product sales	978,347	1,039,146	1,063,000	1,013,585	920,094
Cost of services revenue	304,871	304,388	294,949	274,229	220,510

Cost of net product sales and services revenue	1,283,218	1,343,534	1,357,949	1,287,814	1,140,604
Cost of license and royalty revenue	3,250	3,781	5,592	7,763	7,354

	Year Ended December 31,
	2016	2015 (As Restated)	2014 (As Restated)	2013 (As Restated)	2012 (As Restated)
	(in thousands, except per share data)
Cost of net revenue	1,286,468	1,347,315	1,363,541	1,295,577	1,147,958

Gross profit	1,089,867	1,108,300	1,213,460	1,311,778	1,244,952
Operating expenses:
Research and development	112,122	119,453	144,828	159,053	181,735
Sales and marketing	403,055	434,439	513,049	565,914	556,594
General and administrative	563,776	374,156	453,163	446,154	351,108
Impairment and loss on dispositions, net	(3,810)	50,540	7,742	5,124	—

Operating income	14,724	129,712	94,678	135,533	155,515
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs, and other income (expense), net	(167,122)	(214,254)	(212,598)	(254,930)	(225,531)

Loss from continuing operations before provision (benefit) for income taxes	(152,398)	(84,542)	(117,920)	(119,397)	(70,016)
Provision (benefit) for income taxes	35,376	(53,564)	71,030	(44,542)	(11,068)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(187,774)	(30,978)	(188,950)	(74,855)	(58,948)
Equity earnings of unconsolidated entities, net of tax	50,505	15,530	17,509	17,443	13,245

Loss from continuing operations	(137,269)	(15,448)	(171,441)	(57,412)	(45,703)
Income (loss) from discontinued operations, net of tax	—	219,513	138,318	(16,126)	(33,126)

Net income (loss)	(137,269)	204,065	(33,123)	(73,538)	(78,829)
Less: Net income attributable to non-controlling interests	350	381	30	976	275

Net income (loss) attributable to Alere Inc. and Subsidiaries	(137,619)	203,684	(33,153)	(74,514)	(79,104)
Preferred stock dividends	(21,350)	(21,293)	(21,293)	(21,293)	(21,293)

Net income (loss) available to common stockholders(1)	$(158,969)	$182,391	$(54,446)	$(95,807)	$(100,397)

Basic and diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Loss per common share from continuing operations	$(1.83)	$(0.43)	$(2.33)	$(0.98)	$(0.84)
Income (loss) per common share from discontinued operations	—	2.57	1.67	(0.20)	(0.41)

Net income (loss) per common share(1)	$(1.83)	$2.14	$(0.66)	$(1.18)	$(1.25)

	December 31,
	2016	2015 (As Restated)	2014 (As Restated)	2013 (As Restated)	2012 (As Restated)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$567,215	$502,200	$378,461	$355,431	$316,479
Working capital	$783,747	$691,904	$1,058,665	$988,560	$1,034,818
Total assets(2)	$5,648,279	$5,918,160	$6,658,962	$7,003,166	$6,989,834
Total debt(2)	$2,950,860	$3,042,301	$3,685,893	$3,787,947	$3,636,703
Other long-term obligations	$275,090	$301,811	$378,883	$430,110	$538,526
Total stockholders’ equity	$1,826,992	$2,051,032	$1,911,951	$2,075,022	$2,180,739

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with annual per share calculations described in Notes 5(o) and 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	Adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 for the years 2012-2015 as described in Note 5(w) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K, including this Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the expected closing date and the closing of the transactions contemplated by the Amended Merger Agreement with Abbott Laboratories, our or Abbott’s ability to obtain any required regulatory approvals pursuant to the Amended Merger Agreement, including antitrust approvals, the results of current litigation regarding purported class action lawsuits regarding securities violations or INRatio as well as any other current or future litigation, the outcomes of FDA, OIG, SEC and Department of Justice notifications, subpoenas and investigations and any other current or future government investigations, future appeals regarding the revocation of Arriva Medical’s CMS billing privileges, the result of our appeal of the revocation of the Medicare enrollment of Arriva Medical, our plans to voluntarily withdraw the INRatio and INRatio2 PT/INR Monitoring Systems from the market and expenses related to such withdrawal or other related costs, the implementation and effectiveness of efforts to remediate our material weaknesses in our internal control over financial reporting, our ability to timely file financial, periodic and current reports required by the Exchange Act, our ability to implement effective controls to monitor revenue recognition, including at Standard Diagnostics and our other foreign subsidiaries, expenses related to the Amended Merger Agreement and any potential future costs, the effects of any future healthcare reform initiated by Congress or the new presidential administration, the success of clinical studies and trials and any regulatory hurdles, our ability to comply with regulatory oversight in the United States and abroad and the effects of any changes in those regulations, the benefits of our improved products, the ability to commercialize products under development, expected product distribution by Alere Home Monitoring, the future development of markets for our toxicology products, future market acceptance in the United States of our Alere DDS2 Mobile Test System, our expected ability to pay certain indebtedness at maturity, future benefits of our intellectual property, future competition in our markets, the anticipated timing of the commercialization of certain products, the outcome of certain tax examinations, the timing of decisions and the outcome in connection with certain legal proceedings to which we and other parties are subject, our ability to navigate international business, regulatory, personnel and manufacturing risk, the sources of funds to pay the principal and interest on our indebtedness and certain expenses, future plans with respect to repayment or refinancing of our indebtedness, the intention to retain earnings to support our growth strategy (and that we do not anticipate paying dividends on common stock), PMA submissions to be made in the future, future compensation policies and practices that are expected to be implemented and continued, future trends with respect to license and royalty revenues, future trends with respect to amortization expense, the source of funds and the expected ability to fund short and long-term working capital needs, the anticipated use of proceeds from divestitures, future plans with respect to the repatriation of cash held by foreign entities, the availability of sufficient space to contain our operations, future litigation that may be brought against us, including relating to product liability, and the impact of such litigation, future litigation strategies related to intellectual property matters, the impact of the Amended Merger Agreement on our change of control and severance agreements, the expected tax treatment of certain compensation payments to our named executive officers, the expected impact of recently announced and adopted accounting standards and other accounting standards on our financial statements, the effect of any information security breaches or cyber-attacks or the violations of any applicable privacy regulations, global economic conditions, the continuation of adequate manufacturing capacity and availability of raw materials, our ability to manage the valuation of and liability relating to joint ventures, our maintenance of adequate insurance coverage relating to product liability, property and other subjects, future benefit payments to defined benefit plan participants, future contributions by us to certain benefit plans, future amortization of gain/loss for benefit plans, anticipated increases or decreases to certain tax benefits, future changes in tax positions due to audits, anticipated expenses and costs in connection with certain restructuring plans, future tax benefits and liabilities, future charges in connection with a withdrawal of a product from the market, the impact of our research and development activities, potential new product and technology achievements and the potential for selective divestitures of non-core assets.

Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A entitled “Risk Factors,” of this Annual Report on Form 10-K, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this Annual Report on Form 10-K, except to the extent required by law. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Restatement

On April 12, 2017, management and the Audit Committee concluded that our financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 should not be relied upon. In this Annual Report on Form 10-K, we have restated our audited consolidated financial statements as of December 31, 2015 and for each of the years ended December 31, 2015 and 2014, and certain unaudited consolidated financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restated annual results as of December 31, 2015 and for the years ended December 31, 2015 and 2014. For more information on this restatement, including the adjustments that have been made to the previously reported financial statements, see the Explanatory Note above and see Note 2, “Restatement of Previously Issued Consolidated Financial Statements” and Note 28, “Restated Selected Quarterly Financial Information (Unaudited),” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Segment Reporting

Our operating segments are currently (i) professional diagnostics; (ii) consumer diagnostics; and (iii) other non-reportable.

In January 2015, we sold our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that we retained was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two operating segments (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, we will now report our Alere Home Monitoring business as a separate operating segment under the heading “other non-reportable segment.” The information below for 2015 and 2014 has been retroactively adjusted to reflect the foregoing changes in the segment presentation.

Alere Home Monitoring distributes PT/INR coagulation monitors and facilitates the distribution of equipment and supplies to power and control customers’ implanted ventricular assist devices, or VADs, and also provides telemonitoring services that allows VAD coordinators to monitor patients soon after discharge and receive alerts when critical patient values fall outside pre-established ranges.

Recent Developments

Merger Agreement with Abbott Laboratories

On January 30, 2016, we entered into the Merger Agreement with Abbott. The Merger Agreement provides for the merger of a wholly owned subsidiary of Abbott with and into Alere, or the merger, with Alere surviving the merger as a wholly owned subsidiary of Abbott, or the surviving corporation. Under the terms of the Merger Agreement, prior to its amendment (as described herein), holders of shares of our common stock were entitled to receive $56.00 in cash, without interest, in exchange for each share of common stock. On April 13, 2017, Abbott and Alere entered into an Amendment to Agreement and Plan of Merger, or the Merger Agreement Amendment, which amends the Merger Agreement (as amended by the Merger Agreement Amendment, the Amended Merger Agreement), which provides, among other things, that the holders of shares of our common stock will receive $51.00 in cash, without interest, in exchange for each share of common stock. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. For information regarding the Amended Merger Agreement, the status of the antitrust clearances and settlement of litigation relating to the original Merger Agreement, see Item 1. “Business—Recent Developments—Merger Agreement with Abbott Laboratories.”

We have incurred significant expenses in connection with responding to the information requests from Abbott received prior to the commencement of litigation in the Delaware Chancery Court and in connection with the litigation in the Delaware Chancery Court prior to entering the Amended Merger Agreement and Settlement Agreement with Abbott on April 13, 2017.

Sale of Minority Interest in TechLab

On September 16, 2016, we sold our 49% interest in TechLab Inc., a company that provides diagnostic testing products used by physicians and other health care customers to diagnose, treat, and monitor intestinal diseases and other medical conditions. In connection with this sale, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million. We accounted for this interest in TechLab as an equity method investment.

Prior to the sale of our interest in TechLab, we served as a distributor of TechLab products and we will remain the principal global distributor of TechLab products pursuant to the terms of a distribution agreement with TechLab.

Arriva LLC Billing Number

Arriva Medical is our durable medical equipment, or DME, supply business that furnishes diabetic testing supplies via mail order, including blood glucose monitors, test strips, lancets, lancing devices, and control solutions, as well as other related medical supplies in the United States. These products are generally covered by Medicare, Medicaid and other third-party payers. On October 12, 2016, Arriva Medical received a notice, dated October 5, 2016, that its Medicare enrollment would be revoked by CMS, based on CMS’ assertion that, over a five-year period, out of the approximately 5.7 million Medicare claims made for about one million unique beneficiaries, Arriva had allegedly submitted claims for 211 Medicare beneficiaries who were deceased on the date their products were shipped (even if the products were appropriately ordered in advance of the patient’s death). Arriva Medical’s initial appeal of this determination was denied by CMS, and Arriva’s Medicare enrollment was revoked effective November 4, 2016, pending the outcome of further appeals. Arriva Medical conducted an investigation into the issue and does not believe that it received or, if received, retained, any Medicare reimbursement for the DME items at issue for these 211 Medicare beneficiaries. In addition, CMS subsequently provided notice that Arriva Medical’s competitive bidding contract would be terminated as a result of the revocation of its enrollment.

Unless and until its enrollment status is reactivated, Arriva Medical will be ineligible for reimbursement for any products or services furnished to Medicare beneficiaries after November 4, 2016. If the enrollment is reactivated retroactive to November 4, 2016, we would be able to bill and be reimbursed for all covered products or services furnished since that date. Our results of operations for the year ended December 31, 2016 included approximately $83.1 million in revenue attributable to Arriva Medical’s products and services furnished on or before November 4, 2016 that were reimbursed by CMS and that were subject to the CMS revocation after November 4, 2016. During the period from November 4, 2016 to December 31, 2016, we furnished $9.8 million of Arriva’s products and services that were subject to the CMS revocation to customers but did not recognize any revenue for such products and services because they were not eligible for reimbursement by CMS at the time we furnished them. For the fiscal year ended December 31, 2016, Arriva Medical recognized approximately $16.5 million in revenue from the sale of products and services, such as diabetes supplies, that were reimbursed by other commercial payers and that were not subject to the CMS revocation. Of this amount, $2.3 million of revenue was generated after November 4, 2016. For products and services that have continued to be furnished to Medicare beneficiaries for the period from November 4, 2016 to December 31, 2016, Arriva Medical has incurred approximately $10.3 million in expenses and, as noted above, no revenue associated with the provision of these products and services has been recorded.

For additional information on this matter as well as the status of the appeals processes that Arriva Medical is pursuing, see Item 1. “Business—Government Regulation—Arriva Medical Billing Number” and Item 1A “Risk Factors—Risks Related to Business Operations—Arriva Medical’s Medicare enrollment was revoked effective November 4, 2016, and if we are unable to have this enrollment reinstated, or if Medicare were to revoke Medicare enrollment or billing privileges of other Alere entities, our business and results of operations may be harmed.”

INRatio and INRatio®2 PT/INR Monitoring System Voluntary Withdrawal

In June 2016, we announced that we would be initiating a voluntary withdrawal of the Alere INRatio and INRatio2 PT/INR Monitoring System. We are currently implementing the product withdrawal and product discontinuation which we expect will be completed in 2017.

We recorded a charge of approximately $38.0 million in the year ended December 31, 2015, related to impairment of inventory and production equipment and estimated costs of removing our INRatio and INRatio2 from the market. As of December 31, 2016, $11.6 million and $2.4 million of the estimated costs of removing INRatio and INRatio 2 from the market were included in accrued expenses and accounts payable, respectively. Additionally, our decision to withdraw the INRatio and INRatio2 PT/INR Monitoring Systems impacted the useful life assumptions of certain tangible and intangible assets. As a result of this change in estimate, we recorded approximately $4.1 million and $16.4 million of accelerated amortization of intangible assets and approximately $0.7 million and $2.8 million of accelerated depreciation of tangible assets in the three months and twelve months ended December 31, 2016, respectively.

Alere Home Monitoring, our patient self-testing business, will continue to distribute other PT/INR coagulation monitors following the withdrawal of the INRatio and INRatio2 PT/INR Monitoring Systems from the market.

3% Convertible Senior Subordinated Notes

Our 3% convertible senior subordinated notes matured on May 15, 2016. The aggregate amount of cash paid to the noteholders at maturity was approximately $152.0 million, consisting of $125.0 million in cash drawn under our revolving credit facility plus $27.0 million of cash available on such date.

Divestiture of the Health Management Business

As noted above, on January 9, 2015, we completed the sale of our health management business. We completed the sale of ACS in October 2014 and the sale of Wellogic in June 2015.

The results of the operations of the health management business and the ACS Companies are reported as income (loss) from discontinued operations, net of tax, for the fiscal years ended December 31, 2015 and 2014 in our accompanying consolidated statements of operations. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about these divestitures and discontinued operations.

2016 Financial Highlights

•	Net revenue decreased by $79.3 million, or 3%, to $2.38 billion in 2016, from $2.46 billion in 2015.

•	Gross profit decreased by $18.4 million, or 2%, to $1.09 billion in 2016, from $1.11 billion in 2015.

•	In 2016, we generated a loss from continuing operations available to common stockholders of $159.0 million, or $1.83 per basic and diluted common share. In 2015, we generated a loss from continuing operations available to common stockholders of $37.1 million, or $0.43 per basic and diluted common share.

•

In 2016, we generated a net loss available to common stockholders of $159.0 million, or $1.83 per basic and diluted common share. In 2015, we generated net income available to common stockholders of $182.4 million, or $2.14 per basic and diluted common share.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Product Sales and Services Revenue.     Total net product sales and services revenue decreased by $74.3 million, or 3%, to $2.36 billion for 2016, from $2.44 billion for 2015. Net product sales and services revenue decreased during 2016 when compared to the prior year primarily as a result of a $53.9 million reduction in revenue attributable to the disposition of our BBI business in November 2015, a $48.7 million decrease in revenues from Arriva Medical, due to Medicare reimbursement rate changes as compared to 2015 as well as the impact of Arriva Medical’s CMS enrollment revocation, a $40.5 million unfavorable impact of foreign currency exchange rates, and a $9.7 million decrease in toxicology sales. The revenue declines were partially offset by a $66.0 million increase in infectious disease sales, including flu, malaria, HIV-related products, and tropical disease-related products, and a $13.4 million increase in sales by Alere Home Monitoring, our patient self-testing anticoagulation business.

Net Product Sales and Services Revenue by Business Segment.    Net product sales and services revenue by business segment for 2016 and 2015 are as follows (in thousands):

	2016	2015 (As Restated)	% Increase (Decrease)
Professional diagnostics	$2,147,682	$2,224,414	(3)%
Consumer diagnostics	74,152	85,128	(13)%
Other non-reportable segment	142,503	129,096	10%

Net product sales and services revenue	$2,364,337	$2,438,638	(3)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for 2016 and 2015 (in thousands):

	2016	2015 (As Restated)	% Increase (Decrease)
Cardiometabolic disease	$622,468	$703,553	(12)%
Infectious disease	776,153	710,178	9%
Toxicology	608,635	618,362	(2)%
Other	140,426	192,321	(27)%

Professional diagnostics net product sales and services revenue	$2,147,682	$2,224,414	(3)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $76.7 million, or 3%, to $2.15 billion for 2016, from $2.22 billion for 2015 primarily as a result of decreased revenues of $48.7 million from Arriva Medical, our mail order diabetic supplies business, $47.0 million due to our disposition of our BBI business, $36.2 million due to unfavorable impact from foreign currency exchange rates, and $9.7 million in toxicology sales. The decrease was partially offset by revenue increases in infectious disease of $66.0 million, including flu, malaria, HIV-related products, and tropical disease-related products. Our BBI business, which was sold in November 2015, included sales of products in both the professional diagnostics and consumer diagnostics segments.

Net product sales and services revenue from our professional diagnostics business segment in the U.S. decreased by $79.3 million, or 7%, to $1.10 billion for 2016 from $1.18 billion for 2015. The decrease during 2016 when compared to the prior year was primarily driven by revenue declines of $48.7 million from Arriva Medical and $16.4 million in our US toxicology pain management business. In addition, U.S. revenues declined by $14.5 million due to the disposition of our BBI business.

Net product sales and services revenue from our professional diagnostics business segment in international markets decreased $2.6 million, to $1.05 billion during 2016, from $1.05 billion in 2015. The lower sales in international markets were driven primarily by a $39.8 million, or 9%, decrease in revenues attributable to Europe, primarily due to the disposition of the BBI business in November 2015 and the impact of foreign currency exchange rates. The European sales decreases were offset by increased sales of $19.3 million in the Asia Pacific region, primarily due to infectious disease products, and of $22.9 million in Africa, primarily due to malaria-related products.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $81.1 million, or 12%, to $622.5 million for 2016, from $703.6 million in 2015, primarily as a result of a decline in sales by Arriva Medical and reduced revenues from sales of our Triage and cholesterol products. Infectious disease net product sales and services revenue increased by $66.0 million, or 9%, to $776.2 million for 2016, from $710.2 million for 2015. The increase in infectious disease revenue in 2016 was primarily attributable to increased revenues from flu, malaria, HIV, and tropical disease-related products. Toxicology net product sales and services revenue decreased by $9.7 million, or 2%, to $608.6 million for 2016, from $618.4 million in 2015, primarily as a result of decreased sales in our eScreen and pain management businesses. These decreases were partially offset by increased revenues of $15.4 million due to our acquisitions of US Diagnostics, or USD, in July 2015 and European Drug Testing Services EDTS AB, or EDTS, in 2016. Other revenue decreased by $51.9 million, or 27%, to $140.4 million during 2016, compared to $192.3 million in 2015, primarily due to the disposition of our BBI business.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment decreased by $11.0 million, or 13%, to $74.2 million for 2016, from $85.1 million for 2015. The decrease resulted primarily from a $7.0 million decrease in revenue attributable to the disposition of our BBI business in November 2015. The balance of the decrease in 2016 was primarily attributable to a decrease in sales to SPD under our long-term manufacturing service agreement. See Note 21 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about SPD.

Other non-reportable

Net product sales and services revenue from our other non-reportable segment increased by $13.4 million, or 10%, to $142.5 million for 2016, from $129.1 million for 2015. The increase is entirely attributable to our U.S. based PT/INR patient self-testing business operated by Alere Home Monitoring. Alere Home Monitoring sales increases were primarily driven by growth in the business patient base.

License and Royalty Revenue.    License and royalty revenue decreased by $5.0 million, or 29%, to $12.0 million for 2016 from $17.0 million for 2015. The decrease in royalty revenue for 2016 compared to 2015 is primarily a result of lower royalties earned under existing licensing agreements, as certain patents related to our lateral flow technology expired in 2015.

Net Revenue by Geographic Location.    Net revenue by geographic location for 2016 and 2015 is as follows (in thousands):

	2016	2015 (As Restated)	% Increase/ (Decrease)
United States	$1,294,013	$1,372,039	(6)%
Europe	401,692	437,653	(8)%
Elsewhere	680,630	645,923	5%

	$2,376,335	$2,455,615	(3)%

Net revenue of $1.3 billion and $1.4 billion generated in the U.S. was approximately 54% and 56% of total net revenue for 2016 and 2015, respectively. Of the decrease in total net revenue from 2015 to 2016, approximately 97% was the result of the decrease in revenue from our professional diagnostics business segment, and much of this decrease was the result of decreased professional diagnostic products in the U.S., in each case as described above.

Gross Profit and Margin Percentage.    Gross profit decreased by $18.4 million, or 2%, to $1.09 billion for 2016 from $1.11 billion for 2015. The decrease in gross profit during 2016 compared to 2015 was largely attributable to a $28.8 million decrease in the gross profit of Arriva Medical, our mail-order diabetes business, as a result of Medicare reimbursement rate decreases as well as the impact of the revocation of Arriva Medical’s CMS enrollment, a $24.4 million decrease in gross profit due to our divested businesses and a $14.4 million negative impact of foreign currency exchange rates. Partially offsetting these decreases was a $9.9 million increase in gross profit from our Alere Home Monitoring business, and our gross profit in 2015 was negatively impacted by a $39.1 million charge that was incurred in 2015 in connection with our plan to voluntarily withdraw the Alere INRatio® Systems from the market.

Overall gross margin for 2016 was 46%, as compared to 45% for 2015.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment.    Gross profit from net product sales and services revenue decreased by $14.0 million, or 1%, to $1.08 billion for 2016 from $1.10 billion for 2015. Gross profit from net product sales and services revenue by business segment for 2016 and 2015 is as follows (in thousands):

	2016	2015 (As Restated)	% Increase (Decrease)
Professional diagnostics	$1,002,836	$1,025,248	(2)%
Consumer diagnostics	5,646	7,121	(21)%
Other non-reportable segment	72,637	62,735	16%

Gross profit from net product sales and services revenue	$1,081,119	$1,095,104	(1)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $22.4 million, or 2%, to $1.00 billion for 2016 compared to $1.03 billion for 2015. The lower gross profit for 2016 as compared to the prior year principally reflects a $28.8 million decrease in the gross profit of Arriva Medical, our mail-order diabetes business, as a result of Medicare reimbursement rate decreases as well as the impact of the revocation of Arriva Medical’s CMS enrollment. Gross profit for our professional diagnostics segment was also negatively impacted by a $24.0 million impact from divested businesses, $13.9 million due to the negative impact of foreign currency exchange rates, and, to a lesser degree, decreased manufacturing volumes. Gross profit from our professional diagnostics segment was negatively impacted in 2015 by a $39.1 million accrual that was incurred in connection with our plan to voluntarily withdraw the Alere INRatio Systems from the market; there was only a minimal accrual in 2016 for this matter. As a percentage of our professional diagnostics net product sales and services revenue, gross profit for 2016 was 47%, compared to 46% for 2015. The higher gross margin principally reflects the impact of fewer expenses in 2016 related to the voluntary INRatio product withdrawal offset by lower revenues discussed above.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $1.5 million, or 21%, to $5.6 million for 2016 from $7.1 million for 2015. The decrease in gross profit was primarily driven by our decreased sales to SPD under our manufacturing services agreement.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin was 8% for 2016 and 2015.

Other non-reportable

Gross profit from our other non-reportable net product sales and services revenue increased by $9.9 million, or 16%, to $72.6 million for 2016 from $62.7 million for 2015. The increase in gross profit was primarily driven by an increase in sales volume as a result of an increase in the patient base of our Alere Home Monitoring business.

As a percentage of our non-reportable net product sales and services revenue, gross margin for 2016 was 51% compared to 49% for 2015.

Research and Development Expense.    Research and development expense decreased by $7.3 million, or 6%, to $112.1 million in 2016 from $119.5 million in 2015, primarily due to an $8.3 million reduction in amortization expense and a $6.8 million benefit from reduced outside services mainly driven by restructuring efforts during 2016. These decreases were partially offset by a $5.0 million increase in project spending related to a payment made in connection with a third-party achieving certain contractual milestones and a $3.1 million decrease in grant funding from third parties. Our research and development expense during 2016 and 2015 is reported net of grant funding of $6.4 million and $9.5 million, respectively, arising from the research and development funding relationship with the Gates Foundation and our contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA.

Research and development expense as a percentage of net revenue was 5% for both 2016 and 2015.

Sales and Marketing Expense.    Sales and marketing expense decreased by $31.4 million, or 7%, to $403.1 million for 2016 from $434.4 million for 2015. This decrease was primarily attributable to a $10.8 million reduction in amortization expense related to customer relationship intangible assets, a $7.8 million reduction in sales and marketing expenses associated with businesses we divested during 2015, including our BBI business, a $5.9 million reduction in workforce-related costs, a $5.6 million favorable impact of foreign currency exchange rates, and a $1.2 million decrease in restructuring expenses.

Sales and marketing expense as a percentage of net revenue was 17% and 18% for 2016 and 2015, respectively.

General and Administrative Expense.    General and administrative expense increased by $189.6 million, or 51%, to $563.8 million for 2016 from $374.2 million for 2015. The increase was primarily attributable to $60.3 million of expenses related to the pending merger with Abbott, $38.2 million in legal and consulting fees related to certain government investigations, a $35.0 million accrual in connection with an on-going governmental investigation that commenced in May 2012 when we received a subpoena from the OIG, and $20.0 million in charges associated with our various restructuring plans. Additionally, $44.3 million of the increase in expense relates to changes in our estimates of the fair value of acquisition-related contingent earn-out obligations when compared to 2015 as the benefit to us of the change in earn-out obligations was significantly higher in 2015. These increases were partially off-set by an $8.2 million decrease which was attributable primarily to a reduction in medical device tax expense when compared to 2015.

General and administrative expense as a percentage of net revenue was 24% for 2016 compared to 15% for 2015.

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

In November 2015, we completed the sale of the BBI business. We received cash consideration of approximately $106.4 million, net of a final working capital adjustment, and we are eligible to receive contingent consideration payments of up to $46.6 million upon the achievement of a certain milestone. The net assets disposed of in connection with the disposition of the BBI business were valued at an aggregate of $66.5 million, and the value of the allocated goodwill was $49.2 million. Because the aggregate value of the net assets and goodwill disposed of in the transaction exceeded the closing cash consideration, we recorded a $9.3 million loss in 2015 on the disposition of the BBI business.

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

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for € 7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.5 million during 2015.

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

Interest Expense.    Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $45.3 million, or 21%, to $171.7 million for 2016 from $217.0 million for 2015. The decrease was attributable to the $10.2 million write-off of third-party costs associated with refinancing our credit facility, including underwriter’s fees and other payments to external advisors, and a $19.9 million loss on extinguishment of debt associated with our prior credit facility, in each case, that we incurred in 2015. The balance of the decrease was primarily due to lower interest expense incurred as a result of our reduced outstanding debt balances during 2016 when compared to 2015. Partially offsetting these decreases was an increase of $4.7 million in debt financing fees.

Other Income (Expense), Net.    Other income (expense), net includes interest income, realized and unrealized foreign exchange losses, and other income (expense), net. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	2016	2015	Increase/ (Decrease)
Interest income	$3,331	$4,446	$(1,115)
Foreign exchange gains (losses), net	(4,511)	(4,181)	(330)
Other, net	5,709	2,478	3,231

Total other income (expense), net	$4,529	$2,743	$1,786

Interest income is related principally to our cash deposits, including restricted cash.

Foreign exchange gains (losses), net during 2016 were primarily related to the impact of foreign currency translation on intercompany balances denominated in British Pound Sterling and Korean Won.

Other, net for 2016 increased $3.2 million to $5.7 million from $2.5 million in 2015. The increase was primarily driven by a $2.9 million rebate that was received from our suppliers in 2016.

Provision (Benefit) for Income Taxes.    The provision for income taxes increased by $89.0 million to a $35.4 million expense in 2016, from a $53.6 million benefit in 2015. The effective tax rate in 2016 was (23%) compared to an effective tax rate of 62% in 2015. The increase in the provision for income taxes from 2015 to 2016 is primarily related to changes in our jurisdictional mix of income (loss), the increase in our valuation allowance particularly related to our U.S. federal and state net deferred tax assets and the tax impact of contingent consideration income.

The primary components of the 2016 provision for income taxes related to foreign income taxes, the increase in our valuation allowance relating to U.S. net deferred tax assets, and the increase in reserves for uncertain tax positions, partially offset by U.S. federal income tax benefits. The primary components of the 2015 benefit for income taxes related to U.S. federal and state income tax benefits from operating losses, the tax impact of contingent consideration income not recognized for tax purposes and certain return-to-provision adjustments.

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

Equity Earnings of Unconsolidated Entities, Net of Tax.    Equity earnings of unconsolidated entities are reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax, for 2016 primarily reflect the following: (i) our 50% interest in SPD in the amount of $19.0 million, and (ii) our 49% interest in TechLab in the amount of $1.8 million. Equity earnings of unconsolidated entities, net of tax, for 2015 primarily reflect the following: (i) our 50% interest in SPD in the amount of $14.3 million, and (ii) our 49% interest in TechLab in the amount of $1.5 million. As noted above, on September 16, 2016, we sold our interest in TechLab. In connection with this sale, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million. For additional information on SPD and TechLab, see Note 21 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income from Discontinued Operations, Net of Tax.    The results of our former health management business are included in income from discontinued operations, net of tax, for 2015, given our January 9, 2015 divestiture of this business. For 2015, discontinued operations generated income, net of tax, of $219.5 million. The income from discontinued operations in 2015 was largely attributable to a $364.9 million pre-tax gain ($222.4 million, net of tax) on the sale of our health management business. See Note 4 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding discontinued operations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Product Sales and Services Revenue.    Net product sales and services revenue decreased by $117.3 million, or 5%, to $2.44 billion in 2015, from $2.56 billion in 2014. On a constant currency basis, net product sales and services revenue in 2015 increased by $2.1 million over 2014.

Net Product Sales and Services Revenue by Business Segment.    Net product sales and services revenue by business segment for 2015 and 2014 is as follows (in thousands):

	2015 (As Restated)	2014 (As Restated)	% Increase (Decrease)
Professional diagnostics	$2,224,414	$2,348,835	(5)%
Consumer diagnostics	85,128	89,087	(4)%
Other non-reportable segment	129,096	118,029	9%

Net product sales and services revenue	$2,438,638	$2,555,951	(5)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for 2015 and 2014 (in thousands):

	2015 (As Restated)	2014 (As Restated)	% Decrease
Cardiometabolic disease	$703,553	$725,423	3%
Infectious disease	710,178	723,715	2%
Toxicology	618,362	644,621	4%
Other	192,321	255,076	25%

Professional diagnostics net product sales and services revenue	$2,224,414	$2,348,835	5%

Net product sales and services revenue from our professional diagnostics business segment decreased by $124.4 million, or 5%, to $2.22 billion for 2015 from $2.35 billion for 2014.

We experienced revenue decreases principally in international markets, where revenue decreased $113.5 million, or 10%, to $1.05 billion during 2015 from $1.16 billion in 2014. Lower sales in international markets were driven primarily by a $27.3 million decrease in sales of infectious disease products, a $27.5 million decrease in other revenue, primarily related to non-core third-party product sales, principally in Europe, Asia and Latin America, a $15.8 million decrease in cardiometabolic sales, a $9.8 million decrease in toxicology sales, and a $35.5 million decrease in revenue primarily as a result of the dispositions of our Bionote business in 2014 and DGP and BBI businesses in 2015.

Net product sales and services revenue from our professional diagnostics business segment in the U.S. decreased by $10.9 million, or 1%, to $1.18 billion for 2015 from $1.19 billion for 2014.

Revenues in the U.S. decreased primarily due to a $45.4 million decrease in toxicology pain management revenues resulting from pricing pressure and customer insourcing and a $12.5 million decrease in revenue attributable to dispositions, principally as the result of the sales of our Bionote business in 2014 and BBI and Alere Analytics businesses in 2015, which were partially offset by a $28.9 million increase in toxicology revenues, other than pain management, including a $10.0 million increase related to revenue associated with our acquisition of USD, a $13.7 million increase in infectious disease revenues, driven primarily by a $10.5 million increase in influenza sales, as well as a $4.0 million increase in other revenue.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $21.9 million, or 3%, to $703.6 million for 2015 from $725.4 million for 2014, primarily as a result of a $20.3 million decrease in global sales of INRatio products and an $11.0 million decrease in cholesterol products, partially offset by a $9.9 million increase in our U.S. mail order diabetes business. Infectious disease net product sales and services revenue decreased by $13.5 million, or 2%, to $710.2 million for 2015 from $723.7 million for 2014. The decrease was principally due to a $16.6 million decrease in global malaria sales, a $9.6 million decrease in global sales of CRP, RSV and Legionella products, and an $8.2 million decrease in global CD4 sales, which were partially offset by a $20.2 million increase in global Influenza and HIV sales. Toxicology net product sales and services revenue decreased by $26.3 million, or 4%, to $618.4 million for 2015 from $644.6 million for 2014, primarily as a result of a $45.4 million decrease in pain management revenues resulting from continued pricing pressure and customer insourcing, partially offset by a $10.5 million increase in employer services from our eScreen business and $10.3 million of revenues associated with our acquisition of USD. Other revenue within our professional diagnostics business segment decreased $62.8 million, or 25%, to $192.3 million for 2015 from $255.1 million for 2014, primarily due to a $44.5 million decrease in revenue as a result of dispositions of our Bionote business in 2014, DGP, BBI and Alere Analytics businesses in 2015, and the closure of our Alere Connect LLC facility in 2015, as well as a $20.6 million decrease in revenues from non-core third-party product sales, principally from international markets.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment decreased by $4.0 million, or 4%, to $85.1 million for 2015 from $89.1 million for 2014. Most of our consumer diagnostics revenue was attributable to sales to SPD under our long-term manufacturing service agreement, and the decrease in revenue is largely attributable to a decrease in sales to SPD. Consumer diagnostics revenue in the U.S. was flat in 2015 and 2014, at approximately $52 million in both periods, and decreased by $4.1 million in international markets to $33.3 million in 2015 as compared to $37.4 million in 2014.

Other non-reportable

Net product sales and services revenue from our other non-reportable segment increased by $11.1 million, or 9%, to $129.1 million for 2015, from $118.0 million for 2014. The increase is entirely attributable to our U.S. based patient self-testing business operated by Alere Home Monitoring. Alere Home Monitoring’s sales increases were primarily driven by growth in sales volume as a result of an increase in its patient base.

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

Net Revenue by Geographic Location.    Net revenue by geographic location for 2015 and 2014 is as follows (in thousands):

	2015 (As Restated)	2014 (As Restated)	% Increase/ (Decrease)
United States	$1,372,039	$1,366,739	0%
Europe	437,653	533,116	(18)%
Elsewhere	645,923	677,146	(5)%

	$2,455,615	$2,577,001	(5)%

Net revenue of $1.4 billion and $1.4 billion generated in the U.S. was approximately 56% and 53% of total net revenue for 2015 and 2014, respectively. The decrease in total net revenue in 2015 was principally the result of the decrease in revenue from the professional diagnostics business segment outside the U.S., as described above.

Gross Profit and Margin Percentage.    Gross profit decreased by $105.2 million, or 9%, to $1.11 billion for 2015 from $1.21 billion for 2014. The decrease in gross profit during 2015, compared to 2014, was largely attributable to a $39.1 million cost of goods charge in connection with our June 2016 announcement of a voluntary withdrawal of our Alere INRatio and Alere INRatio2 products from the market. The decrease in gross profit in 2015 was also attributable to the decrease in net product sales and services revenue, principally resulting from lower revenues from higher margin INRatio and pain management toxicology revenues, an unfavorable product mix, and a challenging foreign exchange environment in international markets. In addition, the decrease in net product sales and services revenue resulted in a decrease in gross profit as fixed costs were spread over a lower volume of net product sales.

Cost of net revenue included amortization expense of $56.3 million and $64.5 million for 2015 and 2014, respectively. Cost of net revenue also included restructuring charges of $3.8 million and $11.8 million for 2015 and 2014, respectively.

Overall gross margin was 45% and 47% in 2015 and 2014, respectively.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment.    Gross profit from net product sales and services revenue decreased by $102.9 million, or 9%, to $1.1 billion in 2015, from $1.2 billion in 2014. Gross profit from net product sales and services revenue by business segment for 2015 and 2014 is as follows (in thousands):

	2015 (As Restated)	2014 (As Restated)	% Increase (Decrease)
Professional diagnostics	$1,025,248	$1,130,915	(9)%
Consumer diagnostics	7,121	11,237	(37)%
Other non-reportable segment	62,735	55,850	12%

Gross profit from net product sales and services revenue	$1,095,104	$1,198,002	(9)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $105.7 million, or 9%, to $1.03 billion for 2015, compared to $1.13 billion for 2014. The decrease is primarily driven by a fiscal year 2015 $39.1 million charge in cost of goods in connection with our June 2016 announcement of a voluntary withdrawal of our Alere INRatio and Alere INRatio2 products from the market. The remaining decrease was driven by additional lower revenue and higher costs in 2015 associated with the 2014 INRatio product recalls along with lower revenues from our higher margin cholesterol and meter-based Triage products. With respect to our infectious disease products, despite relatively flat year-over-year respiratory product revenues, mainly due to a below-average respiratory season, gross profit decreased due to the increased revenue contribution of our molecular offerings, which have lower margins due to higher manufacturing costs, and increased competitive pressure on our lateral flow respiratory products. Additionally, a decrease in malaria sales in Africa contributed to the decrease in gross profit, primarily driven by increased pricing pressure, partially offset by increased contribution from our higher margin HIV sales in the region. Lower pain management toxicology revenue, as discussed above, further contributed to the decrease in gross profit, driven by pricing pressure and an increase in customer insourcing. During 2015, the challenging foreign currency environment in international markets also impacted our gross profit. Gross profit during 2015 and 2014 reflected $3.8 million and $11.8 million, respectively, in restructuring charges.

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

Other non-reportable

Gross profit from our other non-reportable segment net product sales and services revenue increased $6.9 million, or 12%, to $62.7 million in 2015, from $55.8 million in 2014. The increase in gross profit was primarily the result of an increase in the patient base of our Alere Home Monitoring business.

As a percentage of our other non-reportable segment net product sales and services revenue, gross margin from our other non-reportable segment was 49% for 2015, compared to 47% in 2014. The increase in gross margin was primarily the result of an increase in the patient base of our Alere Home Monitoring business.

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

Research and development expense during 2015 and 2014 is reported net of grant funding of $3.9 million and $9.5 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation, or the Gates Foundation, that we entered into in February 2013, and $3.4 million and $0.4 million, respectively, of funding related to our contract with BARDA that we entered into in September 2014. For additional information on the agreements with BARDA and the Gates Foundation, including the April 2016 mutual agreement to terminate the February 2013 grant and the February 2013 loan agreement with the Gates Foundation, see Note 20 to the consolidated financial statements elsewhere in this Annual Report on Form 10-K.

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

Sales and Marketing Expense.    Sales and marketing expense decreased by $78.6 million, or 15%, to $434.4 million for 2015 from $513.0 million for 2014, as a result of our cost reduction initiatives, which were driven by a $24.3 million reduction in workforce-related costs, as well as a $24.8 million favorable impact of foreign exchange rates. In addition, $18.3 million of the decrease in sales and marketing expense was driven by lower amortization expense related to customer relationship intangibles during 2015, compared to 2014, as the underlying economic benefit of the intangibles declined. Amortization expense of $131.8 million and $154.4 million was included in sales and marketing expense for 2015 and 2014, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and further integrate our businesses totaling $3.0 million and $11.4 million were included in sales and marketing expense for 2015 and 2014, respectively, which reflects a decrease of $8.4 million.

Sales and marketing expense as a percentage of net revenue was 18% and 20% for 2015 and 2014, respectively.

General and Administrative Expense.    General and administrative expense decreased by $79.0 million, or 17%, to $374.2 million for 2015 from $453.2 million for 2014. The decrease was primarily attributable to a $69.8 million benefit from a net decrease in the fair value of acquisition-related contingent consideration, a $19.4 million decrease in restructuring expense, a $16.7 million favorable impact of foreign currency exchange rates and a $19.7 million reduction in workforce-related costs as a result of our cost reduction initiatives. These decreases were partially offset by an $11.8 million increase in stock compensation expense, a $20.4 million increase in information technology expenses, including costs for software, telecommunications and other information technology expenses, a $5.8 million increase in legal settlements and legal-related accruals, a $4.2 million increase in bad debt expense and a $2.2 million increase in professional fees and other outside services.

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

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for € 7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.5 million during 2015.

In December 2014, our management decided to close our Alere Connect, LLC subsidiary located in Scottsdale, Arizona. In connection with this decision, we recorded an impairment charge of $10.8 million, which was offset by a net gain of approximately $3.1 million related to various immaterial business dispositions, resulting in a net $7.7 million impairment loss in 2014. During 2015, in connection with this decision, we recorded impairment charges of $1.1 million, consisting primarily of severance costs, inventory write-offs and other closure-related expenses. See also Note 26 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information on impairment and (gain) loss on dispositions, net.

We recorded additional charges of approximately $0.8 million in connection with certain other business closures or divestitures during 2015.

Interest Expense.    Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $7.8 million, or 4%, to $217.0 million for 2015 from $209.2 million for 2014. The increase is principally due to a $19.9 million loss on extinguishment of debt associated with our prior credit facility and 8.625% senior subordinated notes, partially offset by an $11.7 million reduction of interest expense related to our debt refinancing activities during 2015.

Other Income (Expense), Net.    Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	2015	2014	Increase/ (Decrease)
Interest income	$4,446	$2,391	$2,055
Foreign exchange gains (losses), net	(4,181)	(2,193)	(1,988)
Other, net	2,478	(3,605)	6,083

Total other income (expense), net	$2,743	$(3,407)	$6,150

Interest income is related principally to our cash deposits, including restricted cash. The increase in interest income is largely due to higher cash balances.

Foreign exchange gains (losses), net during 2015 were a loss of $4.2 million compared to a loss of $2.2 million in 2014. The change in foreign exchange gains (losses), net from 2014 to 2015 primarily resulted from the impact of foreign currency translation on intercompany balances.

Net other income of $2.5 million for 2015 primarily reflects $4.1 million in other income offset in part by a $1.2 million loss on disposal of fixed assets. Net other expenses for 2014 primarily reflected a $3.6 million write-off of an investment.

Provision (Benefit) for Income Taxes.    The provision for income taxes decreased by $124.6 million to a $53.6 million benefit in 2015, from a $71.0 million provision in 2014. The effective tax rate in 2015 was 62% compared to an effective tax rate of (61%) in 2014. The decrease in the provision for income taxes and our tax rate from 2014 to 2015 is primarily related to changes in our jurisdictional mix of income, the tax impact of contingent consideration income, the decrease in pre-tax loss and return-to-provision adjustments.

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

Equity Earnings of Unconsolidated Entities, Net of Tax.    Equity earnings of unconsolidated entities are reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax, for 2015 primarily reflect the following: (i) our 50% interest in SPD in the amount of $14.3 million, and (ii) our 49% interest in TechLab in the amount of $1.5 million. Equity earnings of unconsolidated entities, net of tax, for 2014 primarily reflect the following: (i) our 50% interest in SPD in the amount of $16.2 million, and (ii) our 49% interest in TechLab in the amount of $1.6 million. In 2014, we also recognized a $0.4 million loss in connection with the sale of our 40% interest Vedalab S.A. For additional information on SPD and TechLab, see Note 21 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income from Discontinued Operations, Net of Tax.    The results of our former health management business are included in income from discontinued operations, net of tax, for all periods presented, given our January 9, 2015 divestiture of this business. The results of ACS are included in income from discontinued operations, net of tax, for 2014, given our October 10, 2014 divestiture of this business. For 2015, discontinued operations generated income, net of tax, of $219.5 million, as compared to income, net of tax, of $138.3 million, for 2014. The income from discontinued operations in 2015 was largely attributable to a $364.9 million pre-tax gain ($222.4 million, net of tax) on the sale of our health management business. The $138.3 million of income, net of tax, for 2014 reflects a $144.8 million tax benefit to record a deferred tax asset relating to the outside basis difference of our health management business, offset by the write down of $18.0 million ($11.2 million, net of tax) of finite-lived intangible assets and $1.1 million ($0.7 million, net of tax) of fixed assets to fair value. Also included in the $138.3 million of income from discontinued operations, net of tax, for 2014 is a gain resulting from the elimination of a $26.3 million ($16.3 million, net of tax) contingent consideration obligation associated with our original purchase of ACS. See Note 4 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Working capital was $780.9 million at December 31, 2016 compared with $691.9 million at December 31, 2015. Our cash and cash equivalents increased by $65.0 million at December 31, 2016 compared to December 31, 2015 primarily as the result of operating cash flow of $179.3 million and dispositions made in 2016, including the sale of our interest in TechLab.

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow. As of December 31, 2016, we had $2.9 billion of indebtedness outstanding. As our various debt instruments mature over the next several years, we may need or want to re-finance some or all this indebtedness with new debt, including potential borrowings under our revolving credit facility, in order to preserve our existing cash for other uses, including to continue to fund our operations. During 2016, we generated net cash proceeds of $21.5 million from divestitures, net of cash divested, and used $17.4 million of our cash to reduce our outstanding indebtedness under our credit facilities. Additionally, we received cash consideration in connection with our September 2016 sale of our minority stake in TechLab, which amount is reflected in cash and cash equivalents on our balance sheet as of December 31, 2016. In May 2016, we paid $152.0 million in cash to satisfy the principal and interest due under our 3% convertible senior subordinated notes, which matured on May 15, 2016 (of which amount $125.0 million was drawn under our revolving credit facility and $27.0 million was paid using available cash). We may divest one or more of our businesses in accordance with the covenants under the Amended Merger Agreement with Abbott and we expect that, if and when completed, we will use all or a portion of the net proceeds of such divestitures to fund our working capital, operations, research and development or to reduce our outstanding debt, among other purposes, in each case to the extent permitted under the Amended Merger Agreement and in accordance with our secured credit facility and the indentures governing our notes. As of December 31, 2016, we had $567.2 million of cash and cash equivalents, of which $172.0 million was held by domestic subsidiaries and $395.2 million was held by foreign entities. We do not currently plan to repatriate cash held by our foreign entities if there are adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities. If circumstances were to change, however, we may be required to repatriate all or a portion of the cash held by foreign entities, which could result in the payment of significant tax liabilities.

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

On June 18, 2015, we entered into a new secured credit facility, which initially provided for term loan facilities totaling $1.7 billion (consisting of $650.0 million of “A” term loans and $1.05 billion of “B” term loans), all of which were drawn at closing, and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving credit facility (which includes a $50.0 million sublimit for the issuance of letters of credit). As of December 31, 2016, $125.0 million was drawn and outstanding under the revolving credit facility.

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

We must repay the “A” term loans in nineteen consecutive quarterly installments, which repayments began on September 30, 2015 and will continue through March 31, 2020, followed by a final installment on June 18, 2020; after giving effect to the prepayment of a portion of the “A” term loans in connection with our sale of the BBI business, the principal amount of each remaining installment through March 31, 2020 is approximately $7.6 million, and the principal amount of the final installment is approximately $461.9 million. We must repay the “B” term loans in twenty-seven consecutive quarterly installments, which repayments began on September 30, 2015 and will continue through March 31, 2022, followed by a final installment on June 18, 2022; after giving effect to the prepayment of a portion of the “B” term loans in connection with our sale of the BBI business, the principal amount of each remaining installment through March 31, 2022 is approximately $2.4 million, and the principal amount of the final installment is approximately $912.5 million. We may repay any borrowings under the revolving credit facility at any time (without any premium or penalty, other than customary LIBOR breakage costs, if applicable), but in no event later than June 18, 2020.

As of December 31, 2016, we had $2.9 billion in aggregate principal amount of outstanding indebtedness, including $1.6 billion in aggregate principal amount outstanding under our secured credit facility, $442.7 million in aggregate outstanding principal amount of our 7.25% senior notes due 2018, $415.1 million in aggregate outstanding principal amount of our 6.5% senior subordinated notes due 2020 and $412.8 million in aggregate outstanding principal amount of our 6.375% senior subordinated notes due 2023. As noted above, our 3% convertible senior subordinated notes matured on May 15, 2016, and we used $125.0 million of cash drawn under our revolving credit facility plus $27.0 million of available cash to pay the $152.0 million of outstanding principal and accrued interest due under such notes. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions. In addition, the Amended Merger Agreement with Abbott contains restrictions on our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions.

Beginning in 2017, we are required to make mandatory prepayments of the term loans and, after all term loans have been repaid, any revolving loans in various amounts under the credit agreement for our secured credit facility, or the Credit Agreement, if we have Excess Cash Flow (as defined in the Credit Agreement) for the immediately preceding year. However, we did not have Excess Cash Flow for 2016 and therefore are not required to make any such payments in 2017. We may, however, be required to make such payments in future years.

On April 22, 2016, we and the requisite lenders under the Credit Agreement entered into an amendment to the Credit Agreement. Pursuant to this amendment, these lenders agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and certain related deliverables for 2015 by the applicable deadline under the Credit Agreement, (y) any restatement of certain financial statements as a result of our incorrect application of revenue recognition principles for 2013, 2014 and 2015, or (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the audit of our financial statements for 2015, to the extent that such breach is due to our incorrect application of revenue recognition principles for 2013, 2014 and 2015, and (ii) extend the deadlines for delivery of the financial statements for 2015, the financial statements for the quarter ended March 31, 2016 and certain related deliverables. Under the terms of this amendment, we were required to deliver our unaudited financial statements for the three months ended March 31, 2016 and certain related deliverables on or before August 18, 2016. We made the required deliveries before such date. In connection with this amendment, we paid, among other fees and expenses, consent fees to the consenting lenders in an aggregate amount of $4.5 million. The amendment also increased the applicable interest rate margins for all loans outstanding under our secured credit facility by 0.25% per annum for the period from July 1, 2016 to the date of delivery of such financial reports and related deliverables under our secured credit facility.

On August 18, 2016, we and the requisite lenders under the Credit Agreement entered into a second amendment to the Credit Agreement pursuant to which they agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) resulting from, among other things, our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) (x) the financial statements and certain related deliverables for the three months ended March 31, 2016, which we refer to as the Q1 Financial Reports, by the applicable deadline under the Credit Agreement or (y) the financial statements and certain related deliverables for the three months ended June 30, 2016, which we refer to as the Q2 Financial Reports, by the applicable deadline under the Credit Agreement, and (ii) extend the deadline for delivery of the Q1 Financial Reports to August 25, 2016 and the deadline for the delivery of the Q2 Financial Reports to September 13, 2016. We delivered the Q1 Financial Reports and the Q2 Financial Reports prior to the deadlines set forth in this amendment to the Credit Agreement. In connection with this amendment, we paid, among other fees and expenses, consent fees to the consenting lenders in an aggregate amount of $2.2 million.

In addition, on April 29, 2016, we commenced consent solicitations relating to our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes, which we refer to collectively as the Notes. The consent solicitations were completed on May 9, 2016. Pursuant to the consent solicitations, the requisite holders of each series of Notes agreed to extend the deadline for delivery of certain financial information and to waive, through August 31, 2016, any default or event of default under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC, or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q, or the Failures to File. In connection with the Failures to

File, we paid, in May and July 2016, consent fees to the consenting holders in an aggregate amount of $19.2 million.

On April 24, 2017, we and the lenders under the Credit Agreement entered into a third amendment to the Credit Agreement pursuant to which they agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or may hereafter occur resulting from, among other things, (x) our failure to deliver to the lenders the financial statements and the related deliverables for the year ended December 31, 2016 by the applicable deadline under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of our review as described in our Current Report on Form 8-K (as filed with the SEC on April 17, 2017), or the April 8-K, as a result of our incorrect recognition of revenue transactions at our Korean and Japanese locations for certain fiscal periods set forth in the amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the review described in the April 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions at our Korean and Japanese locations for certain fiscal periods set forth in the amendment and (ii) extend the deadlines for delivery of our financial statements for the fiscal year ended December 31, 2016, and certain related deliverables. In connection with this amendment, we have agreed to pay, among other fees and expenses, to each lender that approved the amendment a consent fee of 0.125% of the sum of (i) the aggregate principal amount of such lender’s Term Loans (as defined in the Credit Agreement) outstanding on the effective date of the amendment and (ii) such lender’s Revolving Credit Commitment (as defined in the Credit Agreement) as in effect on the effective date of the amendment. We incurred approximately $3.3 million in fees and expenses associated with this amendment.

On May 1, 2017, we commenced consent solicitations relating to each series of our Notes. On May 4, 2017, we made certain modifications to the consent solicitations, which are reflected herein. Pursuant to the consent solicitations, the holders of each series of notes agreed to extend the deadline for delivery of certain financial information and to waive through and until 5:00 p.m., New York City time, on June 15, 2017, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Fiscal Year 2016 Failure to File. If we did not file this Annual Report on Form 10-K for 2016 and if we had failed to obtain the waivers requested pursuant to the consent solicitations, in each case on or before (i) May 16, 2017, with respect to the 7.25% Senior Notes, (ii) May 19, 2017, with respect to the 6.5% Senior Subordinated Notes, and (iii) June 2, 2017, with respect to the 6.375% Subordinated Notes, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustees or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated May 1, 2017, as supplemented, we offered to pay to each holder of Notes, as of April 28, 2017, a cash payment equal to $17.50 for each $1,000 principal amount of such holder’s Notes, or the Consent Fee, in respect of which the holder validly delivered (and did not validly revoke) a consent prior to 5:00 p.m. New York City time, on May 5, 2017 (such time and date, the Expiration Date), provided that we received and accepted the requisite consents for all series of Notes. If, at any time prior to 9:30 a.m. New York City time, on May 8, 2017, we filed with the SEC this Annual Report on Form 10-K and we terminated the consent solicitations, we would pay to each holder of each series of Notes who delivered (and did not revoke) a valid and duly executed consent prior to the Expiration Date a cash payment, in lieu of the Consent Fee, equal to $10.00 for each $1,000 principal amount of Notes for which such Holder delivered its Consent, or the Consent Termination Fee. On May 8, 2017 we successfully completed this solicitation and, in connection with the completion, we paid the Consent Fee to the consenting holders in an aggregate amount of approximately $23.0 million.

On May 30, 2017, we entered into a fourth amendment to the Credit Agreement pursuant to which the lenders under the Credit Agreement agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or hereafter occur, resulting from, among other things, (x) failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 and the fiscal quarter ended March 31, 2017, in each case, by the applicable deadlines under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of the Company’s review described our Current Report on Form 8-K (as filed with the SEC on May 22, 2017), or the May 8-K, as a result of our incorrect recognition of revenue transactions for certain fiscal periods set forth in the amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered that is discovered as part of the review described in the May 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions for certain fiscal periods set forth in the amendment, (ii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal year ended December 31, 2016, to the earlier of (A) July 15, 2017, and (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures for our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver such financial statements and (iii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal quarter ended March 31, 2017 to the earliest of (A) the date that is ten business days after delivery of the financial statements for the fiscal year ended December 31, 2016, (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures for our 6.5% senior subordinated notes, 6.375% senior subordinated notes or 7.25% senior notes as a result of the failure to timely deliver the financial statements for the fiscal quarter ended March 31, 2017 and (C) July 28, 2017. We incurred approximately $5.4 million in fees and expenses associated with this amendment. We delivered the financial statements for the fiscal year ended December 31, 2016 and certain related deliverables prior to the deadline as set forth in this amendment.

On June 1, 2017, we commenced consent solicitations relating to each series of our Notes. We solicited consents from holders of each series of Notes to further extend the deadline for delivery of certain financial information and to waive, in each case (i) through and until 5:00 p.m., New York City time, on August 4, 2017 (such time and date, the “First Waiver Date”), (ii) through and until 5:00 p.m., New York City time, on September 5, 2017 (such time and date, the “Second Waiver Date”) if uncured immediately prior to the First Waiver Date, and (iii) through and until 5:00 p.m., New York City time, on October 4, 2017 (such time and date, the “Third Waiver Date”) if uncured immediately prior to the Second Waiver Date, any default or event of default that occurred, is continuing or may occur under the indentures (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, the 2016 Form 10-K (the “Fiscal Year 2016 Failure to File”) and the 2017 First Quarter Form 10-Q (the “First Quarter 2017 Failure to File” and, together with the Fiscal Year 2016 Failure to File, the “Failures to File”). If we did not file this Annual Report on Form 10-K for 2016 by June 15, 2017, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustee or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated as of June 1, 2017, and provided that we receive and accept the requisite consents for all series of Notes, we are offering to pay to each holder of Notes as of 5:00 p.m., New York City time, on May 31, 2017, (1) a cash payment promptly following the Expiration Date (as defined below) equal to: $20.00 for each $1,000 principal amount of 6.375% Notes for which such holder delivered its consent (the “6.375% Notes First Consent Fee”), $15.00 for each $1,000 principal amount of 6.500% Notes for which such holder delivered its consent (the “6.500% Notes First Consent Fee”) and $12.50 for each $1,000 principal amount of 7.250% Notes for which such holder delivered its consent (the “7.250% Notes First Consent Fee” and, together with the 6.375%

Notes First Consent Fee and the 6.500% Notes First Consent Fee, the “First Consent Fees” and each a “First Consent Fee”) and (2), if any default or event of default remains uncured immediately prior to the First Waiver Date in connection with the Failures to File, an additional cash payment on or prior to the First Waiver Date (with respect to each series of Notes, the “Second Consent Fee”), equal to $5.00 for each $1,000 principal amount of Notes and (3), if any default or event of default remains uncured immediately prior to the Second Waiver Date in connection with the Failures to File, an additional cash payment on or prior to the Second Waiver Date (with respect to each series of Notes, the “Third Consent Fee”), equal to $7.50 for each $1,000 principal amount of Notes, in each case in respect of which the holder validly delivers (and does not validly revoke) a consent prior to 5:00 p.m. New York City time, on June 7, 2017 (such time and date, as amended, extended or otherwise modified, the “Expiration Date”), provided that we received and accepted the requisite consents for all series of Notes.

Our indebtedness outstanding at December 31, 2016 matures at various times between 2018 and 2023. We may not have sufficient cash resources at the time of maturity of our remaining indebtedness to pay the aggregate principal and accrued interest under such indebtedness. If the capital and credit markets experience volatility or the availability of funds is limited, we may be unable to re-finance this debt on commercially reasonable terms, including because of increased costs associated with issuing debt instruments, or at all. In addition, it is possible that our ability to access the capital and credit markets could be limited by the amount of our indebtedness or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumed revenues and expenses are not realized. In particular, we could experience decreased product sales or lower average selling prices, unexpected costs associated with our potential divestitures, the transaction with Abbott, operational integration efforts, core research and development projects, cost-saving initiatives and existing or unforeseen lawsuits, regulatory actions, governmental investigations, or other claims against us, such as those we incurred in connection with our previously announced withdrawal of our INRatio and INRatio 2 products from the market. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result. In connection with any such financing, we may be required to obtain consents from the requisite lenders under our secured credit facility and/or the requisite holders of our outstanding Notes or from Abbott pursuant to the Amended Merger Agreement, and there is no guarantee we will be able to obtain those consents.

Cash Flow Summary (in thousands)

	Year Ended December 31,
	2016	2015	2014
Net cash flows from operating activities:
Continuing operations	$179,290	$206,964	$188,055
Discontinued operations	—	318	43,468

Net cash provided by operating activities	179,290	207,282	231,523

Net cash flows from investing activities:
Continuing operations	2,628	537,728	(48,231)
Discontinued operations	—	(209)	(8,972)

Net cash provided by (used in) investing activities	2,628	537,519	(57,203)

Net cash flows from financing activities:
Continuing operations	(109,819)	(632,907)	(116,684)
Discontinued operations	—	(76)	(1,471)

Net cash (used in) financing activities	(109,819)	(632,983)	(118,155)

Foreign exchange effect on cash and cash equivalents	(7,084)	(11,379)	(16,312)

Net increase in cash and cash equivalents	65,015	100,439	39,853
Cash and cash equivalents, beginning of period — continuing operations	502,200	378,461	355,431
Cash and cash equivalents, beginning of period — discontinued operations	—	23,300	6,477

Cash and cash equivalents, end of period	567,215	502,200	401,761
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$567,215	$502,200	$378,461

Summary of Changes in Cash Position

As of December 31, 2016, we had cash and cash equivalents of $567.2 million, a $65.0 million increase from December 31, 2015. Our primary sources of cash for continuing operations during 2016 included $179.3 million generated by our continuing operating activities, $126.0 million of net proceeds from revolving credit facilities (which proceeds were used to satisfy a portion of the principal and interest due under our 3% convertible senior subordinated notes which matured on May 15, 2016), $57.7 million received from investments, of which $38.2 million is from the sale of our 49% equity investment in TechLab, $21.5 million received from dispositions, net of cash divested, $18.9 million of cash received from common stock issuances under employee stock option and stock purchase plans and $1.4 million in proceeds from the sale of property and equipment. Our primary uses of cash for our continuing operations during 2016 were $198.3 million related to the repayment of long-term debt obligations, $67.7 million of capital expenditures, $29.2 million paid for financing costs, $21.3 million for cash dividends paid on our Series B preferred stock, $6.0 million paid for an acquisition, a $4.7 million increase in restricted cash, $4.0 million for principal payments on our capital lease obligations and $1.7 million related to the repayment of short-term debt obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $7.1 million during 2016.

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

Cash Flows from Operating Activities

Net cash provided by continuing operations during 2016 was $179.3 million, which resulted from $244.7 million of non-cash items and $71.9 million of cash from working capital activities during the period, offset by a net loss from continuing operations of $137.3 million. The $244.7 million of non-cash items included $285.6 million related to depreciation and amortization, $41.8 million related to non-cash stock-based compensation, $13.4 million of non-cash interest expense related to the amortization of deferred financing costs and original issue discounts, a $3.6 million loss on the disposition of fixed assets, a $2.7 million inventory impairment and a $1.8 million impairment of long-lived assets, partially offset by a $36.0 million gain related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets, $50.5 million in equity earnings of unconsolidated entities, net of tax, a $13.3 million non-cash change in fair value of contingent consideration, $3.8 million net gain on dispositions, and $0.5 million related to other non-cash items.

Net cash provided by continuing operations during 2015 was $207.0 million, which resulted from $296.1 million of non-cash items and investing and financing-related items included in net income,

offset by $73.7 million of cash used to meet working capital needs during the period and a loss from continuing operations of $15.4 million. The $296.1 million of non-cash items and investing and financing-related items included in net income included $309.3 million related to depreciation and amortization, a $50.5 million loss related to impairment and net loss on dispositions, which reflects both a $27.8 million impairment charge associated with a closed business and a $22.7 million net loss from business dispositions, $26.4 million related to non-cash stock-based compensation, a $19.9 million loss on the extinguishment of debt, a $15.6 million inventory impairment, of which $15.3 million is related to the June 2016 announcement of our voluntary withdrawal of the INRatio and INRatio2 products from the market, $12.8 million of non-cash interest expense related to the amortization of deferred financing costs and original issue discounts, $28.8 million related to other non-cash items, including $19.6 million related to the June 2016 announcement of our voluntary withdrawal of the INRatio and INRatio2 products from the market, a $3.9 million loss on the disposition of fixed assets, a $3.7 million fixed asset impairment of which $2.9 million is related to the June 2016 announcement of our voluntary withdrawal of the INRatio and INRatio2 products from the market, partially offset by a $99.4 million gain related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets, a $59.9 million non-cash change in fair value of contingent purchase price consideration, and $15.5 million in equity earnings of unconsolidated entities, net of tax. In addition, $0.3 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operating activities during 2014 was $188.1 million, which resulted from a loss from continuing operations of $171.4 million, and $46.9 million of cash used to meet working capital needs during the period, offset by an aggregate of $406.4 million of non-cash items and investing and financing-related items included in net income. The $406.4 million of non-cash items and investing and financing-related items included in net income included $336.0 million related to depreciation and amortization, $16.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $12.5 million related to non-cash stock-based compensation, $12.3 million related to changes in deferred income taxes, which resulted in part from amortization of intangible assets, $9.8 million of tax benefit related to discontinued operations retained by us, a $7.7 million non-cash change in fair value of contingent purchase price consideration, a $7.7 million loss related to impairment and net loss on dispositions, which reflects both a $10.7 million impairment charge associated with a closed business and a $3.0 million net gain from business dispositions, $7.0 million of impairment of long-lived assets, a $6.5 million loss on the disposition of fixed assets, $3.1 million of inventory impairments and $5.0 million related to other non-cash items, partially offset by $17.5 million in equity earnings of unconsolidated entities, net of tax. In addition, $43.5 million of net cash was provided by discontinued operations for operating activities.

Cash Flows from Investing Activities

Our investing activities for continuing operations during 2016 provided $2.6 million of cash, including $57.7 million received from investments, of which $38.2 million is from the sale of our 49% equity investment in TechLab, $21.5 million of cash received from business dispositions, net of cash divested, and $1.4 million of proceeds from the sale of property, plant and equipment, partially offset by $67.7 million of capital expenditures, $6.0 million paid for the acquisition of EDTS and a $4.7 million increase in restricted cash.

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

Cash Flows from Financing Activities

Net cash used in financing activities for continuing operations during 2016 was $109.8 million. Financing activities during 2016 included, among other items, $198.3 million for the payment of long-term debt obligations, $29.2 million paid for financing costs, $21.3 million for dividend payments related to our Series B preferred stock, $4.0 million paid for capital lease obligations payments, $1.7 million for the payment of short-term debt obligations and $0.7 million paid for acquisition related contingent consideration, partially offset by $126.0 million of proceeds from our revolving credit facilities and $18.9 million of cash from common stock issuances under employee stock option and stock purchase plans.

As of December 31, 2016, we had an aggregate of $10.3 million in outstanding capital lease obligations which are payable through 2022.

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

Income Taxes

As of December 31, 2016, our gross (tax effected) federal, state and foreign net operating loss carryforwards were approximately $173.9 million ($60.9 million), $1,032.8 million ($70.1 million), and $505.6 million ($81.5 million), respectively. If not utilized, a portion of the federal, state and foreign net operating loss carryforwards will begin to expire in 2020, 2017 and 2017, respectively. Certain foreign net operating loss carryforwards can be carried forward indefinitely. As of December 31, 2016, our gross (tax effected) federal, state and foreign capital loss carryforwards were approximately $223.3 million ($78.2 million), $223.3 million ($11.2 million) and $5.1 million ($1.1 million), respectively.

If not utilized, a portion of the federal capital loss carryforwards will begin to expire in 2017. In addition, substantially all of the foreign capital loss carryforwards can be carried forward indefinitely. As of December 31, 2016, we had $6.3 million of U.S. federal research and development credit carryforward and $21.6 million of state research and development credit carryforward, $7.9 million of U.S. federal alternative minimum tax, or AMT, credit carryforwards, $93.9 million of U.S. foreign tax credit carryforwards and $1.1 million of other foreign tax credit carryforwards. If not utilized, a portion of the U.S. federal research and development credit carryforwards and U.S. foreign tax credit carryforwards will begin to expire in 2026 and 2018, respectively. Of the $21.6 million state research and development credit carryforwards, $6.8 million was generated in California, which can be carried forward indefinitely. The U.S. federal AMT credit can also be carried forward indefinitely. All U.S. federal loss carryforwards and credits are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code, and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Sections 382 and 383 impose an annual limitation on the use of these loss carryforwards or credits to an amount equal to the value of the company at the time of certain ownership changes multiplied by the long-term tax exempt rate. Additionally, certain state and foreign losses and credits may be subject to similar limitations based on local provisions. These loss and tax credit carryforwards may be available to reduce future U.S. federal, state and foreign taxable income and taxes, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

The accounting guidance for income taxes provides that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) that such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance places less weight on projected taxable income to support the recovery of the deferred tax assets. To the extent we establish or increase a valuation allowance in a period, we must include an expense within our tax provision. As of December 31, 2016, we recorded a valuation allowance of $323.3 million due to uncertainties related to the future benefits and realization of our deferred tax assets related primarily to U.S. federal and state net deferred tax assets as well as foreign tax attribute carryforwards. This is an increase of $75.0 million from the valuation allowance of $248.3 million as of December 31, 2015. Specifically, we established a valuation allowance and recorded an expense within our income tax provision of $60.4 million against our U.S. federal and state net deferred tax assets due to cumulative losses. The remaining $14.6 million valuation allowance increase relates to foreign deferred tax assets, particularly foreign attribute carryforwards. In reaching this conclusion, we have reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our income tax provision.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations(1)	$2,996,761	$82,447	$532,550	$1,041,429	$1,340,335
Capital lease obligations(2)	10,285	3,064	5,452	1,247	522
Operating lease obligations(3)	170,469	37,801	55,746	38,322	38,600
Pension obligations	6,128	1,245	2,211	913	1,759
Minimum royalty obligations	7,562	1,696	3,127	2,727	12
Acquisition-related obligations	19	19	—	—	—
Purchase obligations — capital expenditure	5,226	5,226	—	—	—
Purchase obligations — other(4)	56,724	55,050	1,674	—	—
Interest on debt(5)	337,261	87,546	127,384	68,143	54,188
Contingent consideration obligations(6)	43,200	1,391	17,728	18,476	5,605
Long-term income tax liability(7)	91,441	—	—	—	91,441
Miscellaneous obligations	5,000	5,000	—	—	—

Total	$3,730,076	$280,485	$745,872	$1,171,257	$1,532,462

(1)	See the description of various financing arrangements in Note 9 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	See Note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	See Note 13(a) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(5)	Includes our non-variable interest-bearing debt. See the description of various financing arrangements in Note 9 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(6)	In connection with certain of our acquisitions, additional contingent consideration may become payable to the sellers upon the satisfaction of certain performance milestones. Amounts represent the estimated fair value of these obligations. For further information pertaining to our contingent consideration arrangements see Note 13(b) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(7)	Long-term income tax liability relates to uncertain tax positions, the timing of which is uncertain when they will be effectively settled.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our Audit Committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2016, included elsewhere in this Annual Report on Form 10-K, include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable and (4) collection is reasonably assured.

The majority of our revenue is derived from product sales. We recognize revenue upon the transfer of title and risk of loss to our customers, less a reserve for estimated product returns and allowances. Determination of the reserve for estimated product returns and allowances is based on our management’s analyses and judgments regarding certain conditions. Should future changes in conditions prove management’s conclusions and judgments on previous analyses with respect to the reserve for estimated product returns and allowances to be incorrect, revenue recognized for any reporting period could be adversely affected.

For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of our products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period, or as services are rendered and accepted by the customer. Some of our sales transactions qualify as multiple-element arrangements which require us to identify separate units of accounting within the arrangement and allocate the transaction consideration across these separate accounting units. For arrangements that include non-software elements, the transaction’s consideration is allocated to each unit of accounting based on its relative selling price. When applying the relative selling price method, the selling price of each deliverable is determined based upon the following hierarchy of evidence: vendor-specific objective evidence, which is generally based upon historical prices in stand-alone transactions; third-party evidence, which is generally based on market data on sales of similar products and services, if available; and management’s best estimate of selling price. Management’s best estimate of selling price is generally based upon the following considerations: stand-alone sales prices, established price lists, costs to produce and profit margins for similar products.

For software and software-related products, we use the relative fair value method to allocate transaction consideration to each unit of accounting, whereby the evidence used in the determination of fair value estimates are based solely on vendor specific objective evidence. To the extent that vendor specific objective evidence does not exist for delivered elements of the transaction, we apply the residual method.

Additionally, with respect to our health management business (which was included in discontinued operations for all periods presented in our financial statements included in this Annual Report on Form 10-K other than 2016), we generated services revenue in connection with contracts with health plans (both commercial and governmental) and self-insured employers, whereby we provided clinical expertise through fee-based arrangements. Revenue for fee-based arrangements was recognized over the period in which the services were provided. Some contracts provided that a portion of our fees were at risk if our customers did not achieve certain financial cost savings or we did not achieve certain other clinical and operational metrics, over a period of time, typically one year. Revenue subject to refund was not recognized if (i) sufficient information was not available to calculate performance measurements or (ii) interim performance measurements indicate that we were not meeting performance targets. If either of these two conditions existed, we recorded the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we established that we were meeting the performance criteria. However, revenue recognized for fees subject to refund before the end of the contract period was realizable under the termination provisions or other provisions of the contract. If we did not meet the performance targets at the end of the contractual period we were obligated under the contract to refund some or all of the at-risk fees.

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

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

Certain sales arrangements require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our retail customers and distributors, which generally reduce the net selling prices of our products or provide rebates to the customers. As a result, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements against product revenue recognized in any reporting period. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends and changes in customer and consumer demand and acceptance of our products. When such analysis is not available and a right of return exists, we record revenue when the right of return is no longer applicable. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates. In addition, certain of these sales arrangements with our distributors include provisions whereby we deliver a guaranteed margin on certain products.

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $134.9 million, $117.9 million and $91.3 million, or 7%, 6% and 5%, respectively, of net product sales in 2016, 2015 and 2014, respectively, which have been recorded against product sales to derive our net product sales. Of these amounts, $48.7 million, $45.3 million and $42.5 million for 2016, 2015 and 2014, respectively, represent allowances for future deductions which have been provided against our related accruals for such charges with the balance charged directly against net sales. Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $413.5 million and $436.9 million, net of allowances for doubtful accounts of $75.8 million and $89.7 million, as of December 31, 2016 and 2015, respectively.

Inventory

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory, less cost to sell. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product and services revenue may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $308.9 million and $350.9 million, net of a reserve for obsolete and slow-moving inventory of $28.4 million and $37.8 million, as of December 31, 2016 and 2015, respectively.

Goodwill and Other Long-lived and Intangible Assets

Our long-lived assets include property, plant and equipment, net; goodwill; other intangible assets with indefinite lives; and finite-lived intangible assets, net. As of December 31, 2016 and 2015, respectively, we had property, plant and equipment, net of $441.2 million and $446.0 million; goodwill of $2.8 billion and $2.8 billion; other intangible assets with indefinite lives of $27.2 million and $28.1 million; and finite-lived intangible assets, net of $805.6 million and $997.3 million.

Goodwill relates to amounts that arose in connection with our various business combinations and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment.

We test goodwill and other intangible assets with indefinite lives at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

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

2016 Annual Goodwill Impairment Test

We conducted our 2016 annual impairment test for our reporting units during the fourth quarter of 2016. Key assumptions (which vary by reporting unit) used in determining fair value under the DCF approach included discount rates ranging from 10.0% to 14.5%, projected compound average revenue growth rates of 3.4% to 5.6%, and terminal value growth rates of 3.0% to 4.0%. In determining the appropriate discount rate, we considered the WACC for each reporting unit, which among other factors considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approaches were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 0.6 to 3.1 times and multiples of EBITDA of 8.3 to 12.3 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, consumer diagnostics, and other non-reportable reporting units exceeded the carrying value of their reporting unit’s net assets by $2.6 billion, $88.5 million, and $219.6 million, respectively, or 50%, 36%, and 194%, respectively.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation.

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

Stock-based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718 Compensation—Stock Compensation. ASC 718 requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value. The standard covers employee stock options, restricted stock, and other equity awards. Stock-

based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current taxes as well as temporary differences, resulting from differing timing treatment of items, such as reserves and accruals and lives assigned to long-lived and intangible assets, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The accounting guidance for income taxes provides that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance places less weight on projected taxable income to support the recovery of the deferred tax assets. To the extent we establish or increase a valuation allowance in a period, we must include an expense within our income tax provision.

As of December 31, 2016, we recorded a valuation allowance of $323.3 million due to uncertainties related to the future benefits and realization of our deferred tax assets related primarily to U.S. federal and state net deferred tax assets as well as foreign tax attribute carryforwards. This is an increase of $75.0 million from the valuation allowance of $248.3 million as of December 31, 2015. Specifically, we established a valuation allowance and recorded an expense within our income tax provision of $60.4 million against our U.S. federal and state net deferred tax assets due to cumulative losses. The remaining $14.6 million valuation allowance increase relates to foreign deferred tax assets, particularly foreign attribute carryforwards. In reaching this conclusion, we have reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our income tax provision.

We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. We are currently undergoing routine tax examinations by the IRS and various state and foreign tax authorities. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

During November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted.

Loss Contingencies

In Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K, we have reported on material legal proceedings. Because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

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

Our businesses may also be subject at any time to other commercial disputes, governmental investigations, disputes regarding the payment of contingent consideration obligations, product liability claims, personal injury claims, including claims arising from or relating to product recalls, negligence claims or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits or claims generally seek damages or reimbursement, sometimes in substantial amounts. There are possible unfavorable outcomes related to litigation or governmental investigations that could materially impact our business, results of operations, financial condition, and cash flows.

Recent Accounting Pronouncements

See Note 5(w) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. As of December 31, 2016, we were exposed to market risks related to changes in interest rates and foreign currency exchange rates. Historically through December 31, 2016, we did not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to finance future acquisition transactions, fund working capital requirements, pay indebtedness at maturity or achieve other purposes may be impacted if we are not able to obtain appropriate financing at acceptable rates. To manage our interest rate exposure, our strategy is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. At December 31, 2016, our short-term investments consisted of money market funds with original maturities of 90 days or less. At December 31, 2016, our short-term investments approximated market value.

At December 31, 2016, under the credit agreement for our secured credit facility we had (i) term loans in an aggregate outstanding principal amount of $1.6 billion (consisting of “A” term loans in the aggregate principal amount of $544.7 million and “B” term loans in the aggregate principal amount of $952.7 million (which amounts reflect original issue discounts and debt issuance costs related to such indebtedness)), (ii) $125.0 million outstanding under our revolving line of credit and (iii) subject to our continued compliance with the credit agreement, the ability to borrow a maximum of up to an additional $125.0 million under our revolving line of credit, which includes a $50.0 million sublimit for the issuance of letters of credit. Loans can be either Base Rate Loans or Eurodollar Rate Loans at our election, and, as of December 31, 2016, interest accrues on loans and our other payment obligations under the terms of the credit agreement as follows (with the terms referenced above and below in this paragraph having the meanings given to them in the credit agreement): (i) in the case of loans that are Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of loans that are Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other payment obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. prime rate as in effect from time to time. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one, two, three or six months at our election. The Applicable Margins for our “A” term loans and revolving line of credit loans are (i) with respect to such loans that are Base Rate Loans, 2.00% and (ii) with respect to such loans that are Eurodollar Rate Loans, 3.00%. The Applicable Margins for our “B” term loans are (i) with respect to such loans that are Base Rate Loans, 2.00% or 2.25% and (ii) with respect to such loans that are Eurodollar Rate Loans, 3.00% or 3.25%, in each case, depending upon our consolidated secured net leverage ratio. The base Eurodollar Rate is subject to a 1.00% floor with respect to “B” term loans based on such rate.

In September 2015, Alere Switzerland GmbH entered into a secured credit facility with The Hong Kong and Shanghai Banking Corporation Limited, Singapore Branch, or HSBC, in a principal amount of $40.0 million. The facility is fully drawn and has a maturity of two years. The facility is secured by cash deposited by our subsidiary Alere (Shanghai) Medical Sales Co., Ltd. with an affiliate of HSBC in China and has an interest rate equal to the applicable LIBOR rate plus a margin of 0.8%.

Assuming no changes in our consolidated secured leverage ratio, the effect of interest rate fluctuations on outstanding borrowings as of December 31, 2016 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense Increase
Interest rates payable by us increase by 100 basis points	$14,895
Interest rates payable by us increase by 200 basis points	$32,021

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2016, the net impact of foreign currency changes on transactions was a loss of $4.5 million.

Gross margins of products we manufacture at our foreign plants and sell in U.S. dollars or manufacture in our U.S. plants and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 48.1% in 2016. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2016, our gross margin on total net product sales would have been 48.1%, 48.2% and 48.4%, respectively.

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

If the U.S. dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net revenue and net income would have been impacted by the following amounts (in thousands):

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
If, during 2016, the U.S. dollar was stronger by:
1%	$9,882	$1,161
5%	$49,411	$5,806
10%	$98,823	$11,611

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data, except for selected quarterly financial data which are summarized below, are listed under Item 15(1) and have been filed as part of this Annual Report on Form 10-K on the pages indicated.

On April 12, 2017, management and the Audit Committee concluded that our financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 should not be relied upon. In this Annual Report on Form 10-K, we have restated our audited consolidated financial statements as of December 31, 2015 and for each of the years ended December 31, 2015 and 2014, and certain unaudited financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016. The information included in our audited financial statements in this Annual Report on Form 10-K, as well as the table immediately below presenting selected financial data for each of the quarters in the years ended December 31, 2016 and 2015, reflects our restated results. For more information on this restatement, including the adjustments that have been made to our previously reported financial statements, see the Explanatory Note and see Note 2, “Restatement of Previously Reported Consolidated Financial Statements” and Note 28, “Restated Quarterly Financial Information (Unaudited)” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On January 9, 2015, we completed the sale of our health management business. The results of the health management business are included only in the selected quarterly financial data for the first quarter of 2015. Such results are reported in income (loss) from discontinued operations, net of tax. See Note 4 to our accompanying consolidated financial statements for more information about this and other divestitures and discontinued operations.

The following table presents selected quarterly financial data for each of the quarters in 2016 and 2015 (in thousands, except per share data). Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

	2016
	First Quarter(2) (As Restated)	Second Quarter(3) (As Restated)	Third Quarter(4) (As Restated)	Fourth Quarter(5)
Net revenue	$586,940	$610,304	$582,282	$596,809
Gross profit	$271,125	$281,638	$265,943	$271,161
(Loss) income from continuing operations	$(5,972)	$(32,807)	$15,663	$(114,153)
Net (loss) income available to common stockholders(1)	$(11,384)	$(38,258)	$10,090	$(119,417)
Basic and diluted net (loss) income per common share attributable to Alere Inc. and Subsidiaries:
Net income (loss) per common share(1)	$(0.13)	$(0.44)	$0.12	$(1.38)

	2015
	First Quarter(6) (As Restated)	Second Quarter(7) (As Restated)	Third Quarter(8) (As Restated)	Fourth Quarter(9) (As Restated)
Net revenue	$609,906	$623,974	$604,599	$617,136
Gross profit	$294,525	$287,043	$278,182	$248,550
(Loss) income from continuing operations	$(6,664)	$14,498	$(1,468)	$(21,814)
Income from discontinued operations, net of tax	$216,777	$—	$—	$2,736
Net income (loss) available to common stockholders(1)	$204,775	$8,831	$(6,776)	$(24,439)
Basic and diluted net (loss) income per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(0.14)	$0.10	$(0.08)	$(0.31)
Income per common share from discontinued operations	$2.57	$—	$—	$—
Net income (loss) per common share(1)	$2.43	$0.10	$(0.08)	$(0.31)

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with the annual per share calculations described in Notes 5(o) and 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Included in net loss from continuing operations for the first quarter of 2016 are restructuring charges of $7.7 million, $0.8 million of costs associated with business dispositions, $0.5 million of acquisition-related costs, and $0.1 million of expense recorded for fair value adjustments to acquisition-related contingent consideration, offset by a $3.8 million gain on dispositions.

(3)	Included in net loss from continuing operations for the second quarter of 2016 are $10.2 million of legal settlement accruals associated with an ongoing Office of Inspector General investigation, restructuring charges of $8.8 million, and $0.2 million of acquisition-related costs, offset by a $1.9 million net benefit from the net decrease in the fair value of acquisition-related contingent consideration.

(4)

Included in net income from continuing operations for the third quarter of 2016 are restructuring charges of $11.3 million, $10.5 million of additional legal settlement accruals associated with an ongoing Office of Inspector General investigation, and $0.3 million of acquisition-related costs, offset by a $29.9 million gain in equity earnings of unconsolidated entities related to the sale of

TechLab (which amount excludes the tax effect of $11.2 million in combination with this sale) and a $10.1 million net benefit from the net decrease in the fair value of acquisition-related contingent consideration.

(5)	Included in net loss from continuing operations for the fourth quarter of 2016 are $75.0 million of additional valuation allowance due to uncertainties related to the future benefits and realization of our U.S. federal and state net deferred tax assets, $14.3 million of additional legal settlement accruals associated with an ongoing Office of Inspector General investigation, and restructuring charges of $10.1 million, offset by a $1.4 million net benefit from the net decrease in the fair value of acquisition-related contingent consideration.

(6)	Included in net loss from continuing operations for the first quarter of 2015 is $34.8 million in impairment and (gain) loss on dispositions, net, $4.3 million of restructuring charges and $3.7 million of costs associated with potential business dispositions, offset by an $11.8 million net benefit from the net decrease in fair value adjustments to acquisition-related contingent consideration.

(7)	Included in net income from continuing operations for the second quarter of 2015 is $10.2 million of financing costs expensed in connection with the debt refinancing, $5.5 million in impairment and (gain) loss on dispositions, net, $4.9 million of restructuring charges, and $3.5 million of costs related to extinguishment of debt, offset by a $41.1 million net benefit from the net decrease in the fair value of acquisition-related contingent consideration.

(8)	Included in net loss from continuing operations for the third quarter of 2015 is $8.9 million of incremental interest expense and amortization of deferred financing costs related to the debt refinancing, $2.3 million of restructuring charges, $2.1 million in impairment and (gain) loss on dispositions, net and $1.9 million of costs associated with potential business dispositions.

(9)	Included in net loss from continuing operations for the fourth quarter of 2015 is $16.4 million of costs related to extinguishment of debt, $8.2 million in impairment and (gain) loss on dispositions, net, $4.2 million of restructuring charges and $2.8 million of costs associated with potential business dispositions, offset by a $5.7 million benefit from a net decrease in the fair value of acquisition-related contingent consideration.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(i)	Background and Internal Investigation

In connection with the preparation of our consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we conducted a global revenue recognition assessment and determined that, in fiscal years 2013 and 2014, each of the interim periods of 2014 and the first three fiscal quarters of 2015, we had incorrectly recorded certain revenue transactions in such periods. As a result of this assessment and other out-of-period adjustments, we revised our consolidated financial information as of December 31, 2014 and for the years ended December 31, 2014 and 2013 and the interim periods in 2014 and 2015 in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As described in the Explanatory Note above, we have restated our consolidated financial statements as of December 31, 2015 and for each of the years ended December 31, 2015 and 2014, as well as certain financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 presented in Item 8, Financial Statements and Supplementary Data, and the unaudited selected consolidated financial data as of December 31, 2015,

2014, 2013 and 2012 and for the years ended December 31, 2015, 2014, 2013 and 2012 as presented in Item 6, Selected Consolidated Financial Data. For more information regarding the Restatement, see Note 2 “Restatement of Previously Issued Financial Statements” of the notes to consolidated financial statements contained in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. Capitalized terms used in this Item 9A have been defined in the Explanatory Note.

The Audit Committee of the Board of Directors, in consultation with senior management, determined that the Company should conduct an internal investigation, which was monitored by the Audit Committee, of the circumstances surrounding revenue recognition at the Company’s South Korean subsidiary, Standard Diagnostics, or SD, and related matters. The Company’s investigation was conducted under the oversight of outside legal counsel and was assisted by forensic accounting consultants. The Audit Committee, in its monitoring capacity, received support from its own independent legal outside counsel and, with respect to certain financial statement-related matters, was assisted by its own forensic accounting consultants. The investigation is complete.

Based on the internal investigation, the Audit Committee and senior management concluded that revenue for certain transactions at SD was recognized early, generally one quarter before the proper period, and that certain physical inventory controls were overridden. The investigation further concluded that these misstatements were primarily the result of inappropriate conduct and practices initiated by a former employee in the sales organization. The inappropriate conduct and practices involved, among other things, misrepresentation and/or fabrication of documents used to evidence revenue recognition and intentional concealment from the Company’s senior leadership team and our external auditors at the time of the transactions and during the global revenue recognition assessment conducted as part of the 2015 Form 10-K filing. Further, other SD employees (in some cases subordinates of the initiating employee and local finance management responsible for other controls at SD) were involved in the inappropriate conduct and colluded to conceal the conduct, rather than report the misconduct as required by the Company’s policies and procedures. In response to the findings of the internal investigation, the Company has taken and will continue to take appropriate remedial actions which are described below under Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting.

In view of the Restatement, management conducted additional analysis and procedures at SD and in other parts of the Company with similar characteristics. This analysis at other parts of the Company included management identifying entities that had a large number of export transactions and customers of the same nature as those of SD. After having identified the appropriate entities to review, management assessed the revenue streams for similarities and differences to the factors identified during the SD review that resulted in the appropriate timing of revenue recognition to remain concealed and undetected by internal controls. No additional material adjustments to our financial statements were required as a result of this review, nor were any circumstances similar to those at SD discovered at any other subsidiary that was reviewed by management in connection with the foregoing analysis.

(ii)	Management’s Conclusions Regarding the Effectiveness of Our Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016, the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, because of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(iii)	Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2016:

(i) we did not maintain a sufficient complement of resources at our subsidiaries with appropriate knowledge, experience and training to ensure proper application of U.S. GAAP in determining revenue recognition.

(ii) we did not maintain effective controls over information and communication as it relates to revenue recognition at our subsidiaries. Specifically, we did not implement and reinforce an adequate process for internally communicating nonstandard terms and conditions between our subsidiaries’ commercial operations and finance groups and between our subsidiaries’ finance groups and our corporate accounting group.

These material weaknesses contributed to material weaknesses (iii) and (iv) described below:

(iii) we did not design effective controls over the review of terms of purchase orders and customer contracts, including amendments to contracts, to ensure proper application of U.S. GAAP in determining revenue recognition.

(iv) we did not design effective controls to ensure that revenue would not be recognized until title and risk of loss had passed to our customers.

(v) we did not maintain an effective control environment at SD. Specifically, certain employees at SD engaged in inappropriate conduct, which was facilitated by an inadequate segregation of duties, including (a) colluding with subordinates and certain third parties to circumvent controls and fabricate documents related to revenue recognition and other matters, some of which were provided to finance management and our external auditors and (b) overriding controls related to the observation of physical inventories. In addition, other employees, including certain members of SD finance management responsible for other controls at the subsidiary, were aware of the override of controls but did not report this conduct as required by our policies and procedures.

These material weaknesses resulted in misstatements that resulted in a restatement to our consolidated financial statements as of December 31, 2015, and for the years ended December 31,

2015 and 2014, each quarterly and year-to-date period in 2015 and the first three quarterly and year-to-date periods in 2016. In addition, the material weaknesses could result in the misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

(iv)	Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting

With the oversight of senior management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, and the Audit Committee of our Board of Directors, we have implemented, and will continue to identify and implement, appropriate steps to remediate the material weaknesses described above. The specific actions taken and planned additional actions are described below.

Revenue Recognition Material Weaknesses

•

hiring additional Finance personnel to support our commercial subsidiaries who have experience working in global finance organizations and have expertise in revenue recognition and U.S. GAAP. Specifically, in 2015 and 2016, we hired new finance directors in Latin America and Africa and plan to hire additional resources at some of our foreign subsidiaries;

•	reorganizing Finance and commercial operations to facilitate global communication to enhance compliance with the corporate revenue recognition policy and U.S. GAAP;

•	enhancing the formal contract and purchase order review process at our commercial subsidiaries to ensure appropriate application of U.S. GAAP, including approvals at appropriate levels;

•

creating and implementing formal global processes that require revenue recognition subject matter experts to review and approve any nonstandard arrangements, including significant transactions, significant promotional programs, sales incentives or other deviations from standard order fulfillment processes;

•	formalizing periodic revenue recognition training for all finance, order fulfillment and customer-facing employees; and

•

expanding the scope of internal audit testing of controls over the order-to-cash cycles at subsidiaries, as well as implementing more precise entity level controls related to revenue transactions to ensure strict adherence to Company policy and procedures.

During 2016, the Company made significant progress on many of its remedial actions surrounding the revenue recognition material weaknesses identified as of December 31, 2015, specifically in hiring new, highly competent personnel; reorganizing global finance and other organizations; implementing new procedures and controls; enhancing information and communication around revenue recognition; formalizing revenue recognition training; and expanding Internal Audit’s testing of controls. Management believes that these efforts reduce the potential of a material error related to revenue recognition in its financial statements. However, many of these remedial actions, most importantly the new control activities, were not fully implemented and/or operating contemporaneously and continuously as of December 31, 2016, and therefore the revenue recognition material weaknesses were not fully remediated at year-end. The Company plans to refine the design of many of the controls and evaluate and monitor whether they are operating effectively during 2017.

Standard Diagnostics Material Weakness

•	Termination of certain employees identified as having engaged in inappropriate conduct that resulted in the early recognition of revenue;

•

Reorganizing finance, sales, commercial operations, and customer service to ensure appropriate segregation of duties and that each function operates independently in order to enhance compliance with the corporate policies and controls, including revenue recognition;

•

Hiring new and/or additional finance personnel to support Standard Diagnostics who have experience in revenue recognition, U.S. GAAP, and executing and maintaining an effective control environment; and

•

Enhancing periodic training with respect to: (i) compliance and ethics training in connection with customer interactions, (ii) document management, and (iii) the Company’s anti-fraud programs and controls, specifically our employees’ understanding of ethical standards and code of conduct across the Company, including the availability and purpose of the anonymous hotline which can and should be used to report questionable or unethical behaviors and activities.

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

(v)	Remediation of Prior Year Material Weakness Related to Accounting for Income Taxes

We previously identified and disclosed in our 2015 Annual Report on Form 10-K as well as in our Quarterly Report on Form 10-Q for each interim period in fiscal 2016, a material weakness in our internal control over financial reporting regarding the following:

•

We did not maintain a sufficient complement of resources with adequate experience and expertise in accounting for income taxes, as a result of which our controls did not operate at a level of precision to identify errors in the calculation of tax balances resulting from dispositions and U.S. taxes on foreign earnings.

Throughout 2016, we implemented changes to our process to improve our internal control over financial reporting with respect to income taxes. Management has concluded that the efforts undertaken to adequately staff and train the Tax Department, as well as the internal control framework enhancements and related control activities implemented and executed in 2016 would lead to the prevention or detection of a material misstatement of the Company’s consolidated financial statements related to income tax accounting. As such, Management concluded that it has remediated this material weakness.

(vi)	Changes in Internal Control over Financial Reporting

In the fourth quarter of 2016, the Company put into place several new controls to ensure proper revenue recognition at both the local and enterprise level. More specifically, six new controls around local revenue transaction testing and monitoring, entity-level revenue transaction testing and monitoring, contract review, and sales-related reserve review were implemented. We continue to evaluate the appropriateness of the control’s precision levels and the scope of the revenue transactions they address. These changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2016 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following biographical descriptions provide information regarding our directors and our executive officers who are not directors.

Name	Age	Position
Namal Nawana	46	Director, Chief Executive Officer and President
James Hinrichs	49	Chief Financial Officer, Executive Vice President
John Bridgen, Ph.D.	70	Senior Vice President, Business Development
Ellen Chiniara	58	Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Secretary
Daniella Cramp	43	Global President, Cardiometabolic
Mark Gladwell	42	Senior Vice President, Global Operations
Melissa Guerdan	43	Senior Vice President, Global Quality and Regulatory Assurance
Robert Hargadon	60	Senior Vice President, Global Human Resources
Sanjay Malkani	47	Global President, Toxicology
Avi Pelossof	54	Global President, Infectious Disease
Renuka Uppaluri, Ph.D.	46	Senior Vice President, Global Research and Development
Jonathan Wygant	46	Chief Accounting Officer, Controller and Vice President of Finance
Gregg J. Powers	54	Chairman of the Board
Geoffrey S. Ginsburg, M.D., Ph.D.	60	Director
Carol R. Goldberg	86	Director
John F. Levy	70	Director
Brian A. Markison	57	Director
Thomas McKillop, Ph.D.	74	Director
John A. Quelch, D.B.A.	65	Director
James Roosevelt, Jr.	71	Director

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

Jim Hinrichs joined us as Executive Vice President and Chief Financial Officer in April 2015. Before joining us, Mr. Hinrichs served as Chief Financial Officer at CareFusion Corporation, a global medical technology corporation, from December 2010 until Becton Dickinson acquired CareFusion in March 2015. Prior to that role, Mr. Hinrichs served in various roles at CareFusion, including Senior Vice President of Global Customer Support and Corporate Controller from January 2009 to December 2010. Mr. Hinrichs joined Cardinal Health, a global health services and products company, in 2004 and served in a variety of roles, including Executive Vice President and Controller, and Chief Financial Officer of the Clinical and Medical Products segment and Healthcare Supply Chain Services segment prior to the spin-off of CareFusion from Cardinal Health in August 2009. Before joining Cardinal Health in 2004, Mr. Hinrichs compiled 12 years of finance and marketing experience at Merck & Co. and SangStat Medical Corporation. Since April 2014, Mr. Hinrichs has served as a director of Orthofix International N.V., a global medical device company, where he is the Chair of the Audit and Finance Committee.

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

Mark Gladwell was appointed Senior Vice President, Global Operations in January 2015. From January 2014 through January 2015, he held the position of Vice President, Operations for North America, Europe, Middle East and Africa. Mr. Gladwell joined Alere in 2001 and has served in various roles since, including Vice President of Operations for North America from September 2011 to December 2013, and Vice President of Quality and Technical Service from 2007 to 2010. Before joining Alere, Mr. Gladwell held operations, quality and project leadership positions with Johnson & Johnson, Agfa Gavert and DuPont, culminating in more than 18 years of experience in manufacturing high-volume, high-technology in-vitro diagnostics and medical devices.

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

Renuka Uppaluri, Ph.D. joined us as Senior Vice President, Global Research and Development in February 2015. Dr. Uppaluri brings with her a wealth of experience in leading research and development organizations, most recently serving as Vice President, Global Research and Development at Covidien, from September 2009 to February 2015, where she led the respiratory and monitoring solutions R&D team to several substantive product launches. Before Covidien, Dr. Uppaluri spent ten years at GE Healthcare, starting as a systems engineer and ending as the General Manager of the Global Diagnostics X-Ray Imaging division. Since April 2016, Dr. Uppaluri has served as a director of Altran Technologies SA, a French innovation and engineering consulting firm. Dr. Uppaluri received a BE degree from the University of Mumbai and her Ph.D. from the University of Iowa.

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

Geoffrey S. Ginsburg, M.D., Ph.D. joined our Board in July 2015. Dr. Ginsburg has served as the founding director for the Center for Applied Genomics & Precision Medicine at the Duke University Medical Center since July 2014 and has also served at Duke University as a professor of Medicine since September 2004, Pathology since September 2004 and Biomedical Engineering since September 2013. Dr. Ginsburg has served as a professor in the School of Nursing at Duke University since January 2016. His work spans oncology, infectious disease, cardiovascular disease and metabolic disorders, and his research addresses the challenges for translating genomic information into medicine practice and diagnostics using new and innovative paradigms, and the integration of precision medicine into healthcare. Dr. Ginsburg has served as an expert panel member for Genome Canada, as a member of the Board of External Experts for the National Heart, Lung and Blood Institute, as co-Chair of the Institute of Medicine’s Roundtable on Genomic and Precision Health, and as a member of the World Economic Forum’s Global Agenda Council on the Future of the Health Sector. He currently serves as a member of the advisory council for the National Center for Accelerating Translational Science, as co-Chair of the Cures Acceleration Network, co-Chair of the Global Genomic Medicine Collaborative, and as a member of the Advisory Council to the Director of the National Institutes of Health. Prior to Duke, Dr. Ginsburg worked at Millennium Pharmaceuticals, Inc. from 1997 to 2004, serving as senior program director for cardiovascular diseases and later as Vice President of Molecular and Personalized Medicine, where he was responsible for developing pharmacogenomics and biomarker strategies for therapeutics. Dr. Ginsburg is a member of our Board’s Nominating and Corporate Governance Committee. Dr. Ginsburg is an internationally recognized expert in genomics and personalized medicine. Dr. Ginsburg’s substantial technical experience in the fields in which we operate brings useful insight to our Board with respect to our operations, our products and our product development programs.

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

Brian A. Markison joined our Board in August 2013. Mr. Markison has been a healthcare industry executive at Avista Capital Partners, L.P., a private equity firm, since September 2012. Before joining Avista Capital Partners, Mr. Markison served as the President and Chief Executive Officer and a member of the board of directors of Fougera Pharmaceuticals Inc., a specialty dermatology company, from July 2011 until its sale to Sandoz, a division of Novartis, in July 2012. Prior to that, Mr. Markison was the President and Chief Executive Officer of King Pharmaceuticals, Inc., a manufacturer of pharmaceuticals and medical devices, from July 2004 through the closing of its sale to Pfizer in March 2011. Mr. Markison joined King Pharmaceuticals as Chief Operating Officer in March 2004 and served in that role until his promotion to Chief Executive Officer. From July 2007 to February 2011, Mr. Markison also served as the Chairman of the board of directors of King Pharmaceuticals. Before joining King Pharmaceuticals, Mr. Markison held various positions at Bristol-Myers Squibb from 1982 to 2004, including President of Neuroscience/Infectious Disease and Dermatology and President of Oncology, Virology and Oncology Therapeutics Network. Mr. Markison has served as the Lead Outside Director on the board of directors of Immunomedics, Inc., a biopharmaceutical therapeutics company, since December 2004, the Chairman of the board of directors of Rosetta Genomics Ltd., a leading developer of microRNA-based molecular diagnostics, since April 2011, the Chairman of the board of directors of Lantheus Medical Imaging, Inc., a developer, manufacturer and distributor of diagnostic imaging agents, since January 2013, where he has served as a director since September 2012. He served as a member of the board of directors of PharmAthene, Inc., a developer of medical countermeasures against biological and chemical threats, from September 2011 to March 2015. In December 2013, Mr. Markison became Executive Chairman of Vertical Pharmaceuticals, a privately-held specialty pharma company, and subsequently became the CEO and Chairman of Osmotica Pharmaceutical Corp. in February 2016 when Osmotica merged with Vertical Pharamceuticals. Mr. Markison is on the compensation committees of Immunomedics, Inc. and Rosetta Genomics Ltd. He also serves on the board of trustees for the College of New Jersey. Mr. Markison is a member of our Board’s Compensation Committee and Audit Committee. Mr. Markison’s long tenure and experience as an operating executive in the healthcare industry, including as Chief Executive Officer of King Pharmaceuticals, which completed several acquisitions before being sold to Pfizer in 2011, is of substantial value to our Board.

Sir Thomas Fulton Wilson McKillop, Ph.D. joined our Board in August 2013. Dr. McKillop served as the Chairman of Evolva Holdings SA, a biosynthetic technologies company listed on the Swiss Stock Exchange that produces sustainable ingredients for health nutrition and wellness, from May 2012 until his retirement in May 2017, having served as a non-executive director since June 2010. In 1994, Dr. McKillop was appointed the Chief Executive Officer of Zeneca Pharmaceuticals, which was formed as a result of the separation by Imperial Chemical Industries of its pharmaceuticals, agrochemicals and specialties businesses. In April 1999, following the merger of Zeneca plc and Astra AB, Dr. McKillop was appointed the Chief Executive Officer of AstraZeneca plc, a position he held until his retirement in 2005. Dr. McKillop served as the Chairman of the Royal Bank of Scotland Group from April 2006 through February 2009, the President of the Science Council in the United Kingdom from

February 2007 through September 2011, and a non-executive director of BP plc, from 2004 to 2009, Lloyds TSB Group plc, from 1999 to 2004, Nycomed Amersham plc and its predecessor companies, from 1992 to 2001, and UCB SA, a Euronext-listed biopharmaceuticals manufacturer, from November 2009 until May 2016. He is currently a non-executive director of Almirall, S.A., a pharmaceuticals company listed on the Madrid, Barcelona, Bilbao and Valencia stock exchanges, for which he is also President of its appointments and remuneration committee. In addition, Dr. McKillop has held varying roles in industry groups, including tenures as the Chairman of the British Pharma Group, President of the European Federation of Pharmaceuticals Industries and Associations, Chairman of the Pharmaceutical Industry Task Force and as a member of the European Round Table of Industrialists and the European Financial Services Round Table. In 2002, Dr. McKillop was knighted in recognition of his services to the pharmaceuticals industry, and he is a Fellow of the Royal Society of London, a Fellow of the Royal Society of Edinburgh and a Fellow of the United Kingdom Academy of Medical Sciences. Dr. McKillop is a member of our Board’s Audit Committee. Dr. McKillop’s operating experience as Chief Executive Officer of Zeneca plc, and his leadership of AstraZeneca plc, a global pharmaceutical company with a particular emphasis on European and emerging markets, is of substantial value to our Board.

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

James Roosevelt, Jr. joined our Board in February 2009. Mr. Roosevelt served as the Chief Executive Officer of Tufts Health Plan from 2005 until January 2016 and served as the President of Tufts Health Plan from 2005 until September 2013. He now serves as an advisor to the board and the CEO of Tufts Health Plan. From September through December 2016, he was a Visiting Fellow at the Harvard Kennedy School of Government. Since January 1, 2017, he has been Counsel with the Verrill Dana law firm in Boston. From 1999 to 2005, Mr. Roosevelt was Senior Vice President and General Counsel of Tufts Health Plan. Mr. Roosevelt also serves as Co-Chair of the Rules and By-laws Committee of the Democratic National Committee, Co-Chair of the board of directors for the Tufts Health Care Institute, and a member of the board of directors of America’s Health Insurance Plans. Mr. Roosevelt is Chairperson of our Board’s Compensation Committee and a member of our Board’s Nominating and Corporate Governance Committee. Mr. Roosevelt brings to our Board extensive senior management, policy-making and financial experience within the health insurance industry, which includes important customers of our Company, and is a driving force behind the demand for control of healthcare costs, which is reshaping the diagnostic and health management industries in which we operate.

Corporate Governance

The Audit Committee

Our Board has a standing Audit Committee consisting of Mr. Levy, its Chairperson, Mr. Markison and Dr. McKillop. Among other things, the Audit Committee oversees our accounting and financial reporting processes, including the selection, retention and oversight of our independent registered public accounting firm and the pre-approval of all auditing and non-auditing services provided by our independent registered public accounting firm. In addition, the Audit Committee’s duties include assisting with the oversight of our compliance with legal and regulatory requirements, including matters relating to or affecting our accounting or financial reporting process and internal control over financial reporting (as set forth in the Audit Committee charter). The Board has determined that Mr. Levy is an “audit committee financial expert,” as defined by SEC rules adopted pursuant to the Sarbanes-Oxley Act. A copy of our Audit Committee charter is posted in the Corporate Governance section of the Investors section of our website at www.alere.com.

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

To our knowledge, based solely on a review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2016, all of our officers, directors and 10% beneficial owners complied with the requirements of Section 16(a), except for one Form 4 for Namal Nawana relating to the vesting of a portion of a performance stock unit award, due in February 2016, which was filed late.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our “named executive officers.” Under Securities and Exchange Commission regulations, our named executive officers for the year ended December 31, 2016 consist of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated officers at the end of 2016. Based on 2016 total compensation, our named executive officers are:

•	Namal Nawana, our President and Chief Executive Officer, or our CEO;

•	James Hinrichs, our Executive Vice President and Chief Financial Officer, or our CFO;

•	Sanjay Malkani, our Global President, Toxicology;

•	Daniella Cramp, our Global President, Cardiometabolic; and

•	Avi Pelossof, our Global President, Infectious Disease.

Philosophy and Objectives

In February 2015, the Compensation Committee approved an updated pay philosophy for our company. In December 2015 and January 2016, we were in negotiations regarding a possible business combination, and as our Compensation Committee considered our pay philosophy for 2016, it appreciated that our executive compensation program for 2016 would, in the event we were to reach an agreement to be sold for such a combination, need to be both acceptable to a potential acquirer and also achieve the goal of retaining and motivating our senior management team to remain with us in order to execute our business strategy and to help ensure the success of the proposed transaction with a potential buyer. On January 30, 2016, we entered into the Merger Agreement, and on April 13, 2017, we entered into the Amended Merger Agreement, under which we agreed to comply with certain operating covenants with respect to the operation of our business. More specifically, we agreed that we would not, without Abbott’s consent, adjust the compensation of certain executives, including the named executive officers, subject to certain exceptions and qualifications. As a result of these factors, the Compensation Committee did not make material changes to our pay philosophy for 2016. As it was for 2015, the objective of our executive compensation program for 2016 was to attract, retain and motivate the talented and dedicated executives who were critical to our goals of continued growth, innovation, increasing profitability and, ultimately, maximizing stockholder value. Specifically, we sought to attract and reward executives who displayed certain fundamental leadership characteristics that we had identified as consistent with our corporate goals and culture. The objective of retaining our executives as a result of a potential sale of the company took on greater significance for 2016. We sought to provide our named executive officers, as well as a broad group of executives whom we believed to be critical to achievement of our strategic goals, with what we believed to be a competitive total compensation package, consisting primarily of base salary, performance-based cash compensation in the form of a short-term incentive plan, annual long-term incentives in the form of equity compensation, a broad-based benefits program and, in the case of certain executive officers, retention awards. Base salary and benefits are intended to provide a competitive level of fixed compensation, and our short-term incentive plan is designed to provide a prompt reward for achieving our annual operational goals. In prior years, equity compensation awards were designed to reward executives, at competitive levels, for their role in helping to achieve increases in the value of our common stock. In 2016, equity compensation awards for our named executive officers were granted in February 2016 following our entry into a merger agreement and were intended, in large measure, to serve as a tool to retain the services of those executives with a potential acquirer through the consummation of the acquisition, which was initially expected to occur by the end of 2016. In December 2015 and January 2016, at the time the Compensation Committee took action to authorize awards with a grant date in February 2016, it gave consideration to the fact that, under various previously implemented change-of-control provisions, any award of equity compensation to our named executive officers in 2016 would likely be accelerated in full upon the consummation of the transaction with an acquirer or soon thereafter. It also gave consideration to the risk that the then-pending negotiations with potential acquirers might not result in a definitive merger agreement and the risk that, even if a definitive merger agreement were to be executed, the transactions contemplated thereby might not be consummated for a variety of reasons.

Under our pay philosophy for 2016, we did not seek to change our emphasis on variable compensation, including equity compensation. The Compensation Committee determined that it would be our goal to target the market 50th percentile for total cash compensation (namely, base salary plus target short-term incentive cash compensation) and the market 50th percentile for short-term incentive cash compensation as a percentage of base salary, subject to increases or decreases based on performance. In 2015, the Compensation Committee targeted the market 50th to 75th percentile for annual long-term equity incentive awards. While this benchmark remained an important element of the Compensation Committee’s deliberations regarding the size of annual equity incentive awards for 2016, the Compensation Committee gave additional consideration to the importance of a successful outcome of a potential transaction with an acquirer and the critical role to be played by our executive officers in achieving that outcome. In addition, in December 2015, in an effort to mitigate the risk of executive departures, the Compensation Committee determined to grant, effective as of our next regularly scheduled annual grant date on February 16, 2016, certain one-time awards of restricted stock units, or RSUs, to certain executives, excluding our CEO and CFO, but including our other named executive officers. In making these awards, the Compensation Committee gave primary consideration to the goal of providing these executive officers additional motivation to remain with us and to grow the business and achieve key strategic goals, as well as to retain these executives in the event of the execution of an agreement for a business combination.

Overall, our 2016 executive compensation program aimed to provide a risk-balanced compensation package that was both competitive in our market sector and relevant to the individual executive. Our 2016 compensation program sought to reward each executive’s individual performance by considering generally their past and potential contributions to our achievement of key strategic goals, such as revenue generation and organic growth. These factors were considered, along with other factors, in determining the amount of performance-based incentive compensation to be awarded to each executive. Our Compensation Committee believed that our 2016 executive compensation program would appropriately focus our executives’ attention on achievement of our stated corporate objectives, as well as long-term stock price appreciation or, following the execution of any acquisition agreement, consummation of the proposed acquisition that would increase shareholder value.

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, at our annual meeting of stockholders in July 2015 (the most recent meeting before the Compensation Committee made compensation decisions for 2016), we submitted a non-binding, advisory proposal to our stockholders to approve the compensation paid to our named executive officers for 2014. Seventy-three percent of the votes cast on that proposal supported our executive compensation practices for 2014, as set forth in our 2015 proxy statement. Our Compensation Committee believes that support for our executive compensation practices declined from the prior year primarily as a result of our decisions in the fall of 2014, in the midst of fundamental strategic changes that included the resignations of our CEO and two other co-founders, to grant retention awards to certain executive officers and enter into change of control severance agreements with them, which agreements contained, among other things, excise tax gross-up protections. Institutional Shareholder Services, a prominent proxy advisory firm, expressly identified these excise tax gross-up provisions as one basis for its recommendation that our stockholders vote against the approval of our executive compensation practices at our 2015 annual meeting of stockholders. In June 2015, based on this input and feedback from shareholders, our Compensation Committee determined that it was no longer appropriate to include excise tax gross-up protections in change of control severance agreements provided to our officers and stated that it did not intend to approve inclusion of such protections in future agreements with our officers. From that time through the date of the filing of this document, we have not provided any additional excise tax gross-up protections to any of our officers and do not anticipate that we will do so in the near future. The Compensation Committee was aware of the results of this advisory vote at the time it established the various elements of our executive compensation program for 2016.

At our annual meeting of stockholders in December 2016, we submitted a similar non-binding advisory proposal to our stockholders to approve the compensation paid to our named executive officers for 2015. Fifty-two percent of the votes cast on that proposal supported our executive compensation practices for 2015, as set forth in our 2016 proxy statement. Once again, Institutional Shareholder Services recommended that our stockholders vote against approval of the non-binding advisory proposal regarding our 2015 executive compensation program. Although Institutional Shareholder Services acknowledged our intention not to grant further excise tax gross-up protections to our officers, it noted among other things that we had entered into change-of-control agreements containing excise tax gross-up protections with two of our executive officers in early 2015 (prior to our Compensation Committee’s determination to discontinue such practice) and that we had not eliminated such protections from the existing change-of-control agreements with our officers. Our Compensation Committee believes that the adverse recommendation from Institutional Shareholder Services contributed to the decline in support for our executive compensation program from the prior year.

As reflected in the Summary Compensation Table below, the total compensation for our CEO decreased by $2,569,267 in 2016 as compared to 2015.

Executive Compensation Process

The compensation of our named executive officers, as well as our other executive officers, has been reviewed by our Compensation Committee at least annually for consistency with our compensation philosophy and objectives. Our CEO and our CFO participated in this review by making their own recommendations to the Compensation Committee regarding the base cash compensation and performance-based compensation of our executive officers. The Compensation Committee has considered the recommendations of management in assessing executive compensation, but from time to time it has also gathered and relied on other data and resources, and from time to time has utilized the services of a compensation consultant in reviewing and determining executive compensation. In 2016, the Compensation Committee once again engaged Radford, an Aon Hewitt company, as its compensation consultant to assist it in evaluating the compensation of our executive officers for that year.

In reviewing our executive compensation for 2016, the Compensation Committee and management sought to evaluate the competitiveness of our executive compensation program by considering survey data from the 2015 Radford Global Life Sciences Survey (with an effective date of October 1, 2015) with respect to a group of public medical device, diagnostic and other life science companies with revenue between $1 billion and $10 billion, which we refer to as the Radford Survey Data. The Radford Survey Data provided baseline compensation data, including base salary, target short-term incentive opportunity (as a percentage of base salary), target total cash compensation, target long-term equity incentive value and target total direct compensation, for 31 life sciences companies. The Compensation Committee believed that gathering this compensation information was an important part of our executive compensation decision-making process because it enabled the Compensation Committee to compare our executive compensation program against market practices and make adjustments based on the Compensation Committee’s judgments regarding the specific experience, qualifications, skills and attributes of our executives. In addition to the Radford Survey Data, the Compensation Committee also considered information regarding the compensation practices of a group of peer companies, particularly with respect to the design of our short-term cash incentive plan.

With Radford’s assistance, the Compensation Committee selected the peer companies from among a group of diagnostic, medical device and healthcare companies with similar revenue, market capitalization and employee headcount, with particular consideration given to competitors.

For 2016, the Compensation Committee selected the following 18 companies for our peer group, which was the same as the peer group for 2015 (except that Covance Inc. was omitted after that company was acquired in early 2015):

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

In determining each component of an executive’s compensation under our processes, the Compensation Committee considered the relevant benchmark data as well as numerous factors particular to each executive, including:

•	The executive’s background, including relevant work experience;

•	The demand for individuals with the executive’s specific expertise and experience;

•	The executive’s role with us;

•	The executive’s performance and contribution to our achievement of corporate goals and objectives;

•	The potential impact of the executive’s departure on our business and our ability to consummate a potential acquisition of the Company; and

•	Comparison to our other executives.

The Compensation Committee considered these factors when deciding whether a named executive officer merited compensation at, above or below the benchmark level for his or her position and the targets established in accordance with its compensation philosophy.

We expect that, for purposes of the change of control severance agreements and similar contractual rights described below, the transactions contemplated by the Amended Merger Agreement will constitute a change of control. For more information regarding the anticipated value of the payments that our named executive officers will or may be entitled to receive either upon the consummation of the change of control or upon termination of employment for specified reasons within a specified period of time following the change of control, see “Compensation of Executive Officers and Directors—Severance Agreements and Potential Payments upon Termination or Change of Control” below.

Change of Control Severance Agreements

We have change of control severance agreements with certain executives, including the named executive officers. These agreements provide for severance payments and other benefits in the event of a “qualifying termination” (as defined below) in connection with a change in control of Alere. In the event of a qualifying termination, a named executive officer will be entitled to receive:

•

an amount equal to 18 months of the executive officer’s annual base salary at the highest rate in effect at any time during the 12 months immediately preceding the time of such qualifying termination, payable in equal installments over the 18-month period following the date of the qualifying termination;

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

•	accelerated vesting of all outstanding unvested equity awards held by the named executive officer;

•	a release from any non-competition agreement such named executive officer may have with us; and

•	outplacement support services for three months following the date of the qualifying termination.

The change in control severance agreements also generally provide for an excise-tax gross-up payment in the event the severance benefits payable under the change in control severance agreement, combined with any other payments and benefits such named executive officer may become entitled to receive in the event of a change in control or qualifying termination following a change in control, cause such executive officer to be subject to excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. As noted above, in June 2015, the Compensation Committee discontinued the practice of granting excise tax gross-up protection to any of our officers.

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

For purposes of the change in control severance agreements, a “qualifying termination” generally means, during the period beginning on a change of control and ending 12 months after the change of control: (a) the termination of the executive officer’s employment by the Company without “cause”; or (b) resignation by the executive officer for any of the following reasons: (1) a material reduction of the executive officer’s (A) base compensation or (B) authority, duties or responsibilities; (2) the Company’s requiring the executive officer to change geographic location at which the executive officer must provide services, such that the executive officer would be required to commute an additional 50 miles; or (3) any other action or inaction that constitutes a material breach of the change in control agreement by the Company, provided that the breach is not cured within 30 days of notice of such breach.

For purposes of the change in control severance agreements, “cause” generally means: (a) conviction of, or plea of guilty or nolo contendere to, any felony or a crime involving fraud, embezzlement or conversion of property or a crime involving the acquisition, use or expenditure of government funds relating to the business of the Company; (b) a finding by the majority of the Board of the executive officer’s fraud, embezzlement or conversion of the Company’s property; (c) an administrative or judicial determination that the executive officer committed fraud or any other violation of law involving government funds relating to the business of the Company; (d) a finding by two-thirds of the Board of the executive officer’s knowing breach of fiduciary duties or making of an intentional misrepresentation or omission, which breach, omission or misrepresentation would reasonably be expected to have a material adverse effect on the Company; (e) material and knowing failure to comply with the law applicable to the business of the Company, which would reasonably be expected to have a material adverse effect on the Company; or (f) willful gross misconduct in the performance of any executive officer’s duties that results in significant harm to the Company.

Elements of Standard Compensation

For 2016, executive compensation consisted of the following elements:

Base Salary.    The Compensation Committee believed that competitive base salaries were necessary to attract and retain a management team with the requisite skills to lead our company. In 2015, the Compensation Committee decided that competitive base salaries would generally target the market median for our executive officers’ respective positions. At that time, the base salaries of our executive officers generally exceeded the market median for their respective positions. In deciding how best to implement its pay philosophy to achieve the market median, the Compensation Committee recognized that implementing salary reductions would adversely affect the morale of our executive officers and decided that it would instead freeze or curtail the rate of increase of base salaries so that, over a period of several years, general increases in market salaries would bring the base salaries of our executive officers into alignment with the median. In 2015, the Compensation Committee determined there would be no increase to base salaries for named executive officers. In 2016, the Compensation Committee concluded that a nominal, below-market merit increase of 2.5% was warranted for 2016 for our named executive officers. The Compensation Committee determined that this small increase in 2016 was important to signal to the named executive officers their importance to the organization as it progressed towards completing a proposed business combination and would serve the goal of retaining and motivating our named executive officers. As noted above, the Compensation Committee determined that it would be our goal to target the market 50th percentile for target total cash compensation of our named executive officers, which includes base salaries. Radford advised the Compensation Committee that base salaries are considered to be competitive if they fall within 10% of the 50th percentile of the Radford Survey Data for base salaries for the relevant position. Based on this criterion, the Compensation Committee concluded that the 2016 base salary of our CEO fell within the competitive range (at the 56th percentile), and the 2016 base salaries of all named executive officers were between 6% and 39% above the 50th percentile for their respective positions.

Base salaries for our named executive officers for 2017 were frozen at the 2016 base salary amounts.

Short-Term Incentive Plan.    In February 2016, the Compensation Committee adopted the 2016 STIP for our named executive officers and certain other senior employees. The primary objective of the plan was to assist in the attraction, retention and motivation of the senior talent critical to deliver on our strategic imperatives for 2016. Participation in the 2016 STIP precluded participation in any local incentive plan that we operated. Under the 2016 STIP, participants were eligible to earn cash payments based on our performance.

The 2016 STIP generally provided that it would be funded based upon our degree of achievement of two performance-based goals: a non-GAAP measure of earnings per share and a non-GAAP measure of organic growth, in each case for the year ended December 31, 2016. The plan gave equal weight to each performance-based goal. The plan established minimum, target and maximum amounts for each performance-based goal and provided that it would fund at 50%, 100% and 150%, respectively, of the targeted amount based upon the degree of achievement of those goals. The targets correlating to 50%, 100% and 150% achievement were, in the case of the non-GAAP measure of earnings per share, $2.21, $2.51 and 2.71, respectively, and, in the case of the non-GAAP measure of organic growth, 2.6%, 5.6% and 7.6%, respectively. The following table sets forth the minimum, target and maximum amounts of our performance goals for non-GAAP earnings per share and non-GAAP organic growth under the 2016 STIP.

	2016 STIP
	Performance Goals
	Minimum (50%)	Target (100%)	Maximum (150%)
Non-GAAP earnings per share	$2.21	$2.51	$2.71
Non-GAAP organic growth	2.6%	5.6%	7.6%

The following table sets forth the amounts of short-term incentive compensation corresponding to the degree of achievement of the performance-based goals under the 2016 STIP.

	2016 STIP
	Amount of Potential Incentive Award based on the Degree of Achievement of Performance Goals
Named Executive Officer	Minimum (50%)	Target (100%)	Maximum (150%)
Mr. Nawana	$538,125	$1,076,250	$1,614,375
Mr. Hinrichs	$199,875	$399,750	$599,625
Mr. Pelossof	$169,125	$338,250	$507,375
Mr. Malkani	$199,875	$399,750	$599,625
Ms. Cramp	$169,125	$338,250	$507,735

The non-GAAP measure of earning per share for the purposes of the 2016 STIP was calculated by starting with the GAAP measure of our earnings per share and then excluding the following elements: (i) certain non-cash charges, including restructuring costs, amortization expense and stock-based compensation expense, (ii) certain non-recurring charges and income, (iii) the impact of foreign exchange and (iv) certain other charges and income that have a significant positive or negative impact on results yet do not occur on a consistent or regular basis in our business. The non-GAAP measure of organic growth was calculated by starting with GAAP revenue and then excluding the following elements: (i) the impact of acquisitions and divestitures; (ii) the impact of foreign exchange and (iii) U.S. influenza-related revenue, other than the Alere i. With regard to both measures, the Compensation Committee retained the discretion to make further adjustments to our GAAP figures relating to these measurements, as it deemed appropriate, for the purpose of fixing our STIP performance-based goals. If we achieved the minimum amount of only one of these performance-based goals, the 2016 STIP would fund at 50% of the targeted amount. If we did not achieve the minimum amount of either performance based-goal, the plan would fund at 25% of the targeted amount to allow for discretionary recognition of individuals who excelled in their contributions during 2016, but no named executive officer or other member of the executive team would be eligible to receive any incentive payment under the plan. Under the 2016 STIP, to the extent that the plan was funded, the Compensation Committee had the discretion to allocate the pool of available funds among executive participants based on its assessment of their performance during 2016. In order to receive an incentive payment, participants were required to be employed and in good standing on the date of payment. Participants hired or entering the plan after April 1, 2016 were eligible for prorated incentive payments; those hired after October 1, 2016 were not eligible to participate.

Target incentive payments under the 2016 STIP were based on percentages of base salaries as in effect for the first pay period in April 2016. The percentages were 100% for our CEO, 60% for our other named executive officers and other members of our executive team, and lower percentages for other participants. These percentages (i) approximated the 25th percentile of the Radford Survey Data for the CEO, (ii) were five percentage points below the 25th percentile of that data for the CFO and (iii) approximated the 50th percentile of that data for our other named executive officers. Radford advised the Compensation Committee that target total cash compensation (base salary plus target short-term incentive cash compensation) is considered to be competitive if it falls within 15% of the 50th percentile of the Radford Survey Data for target total cash compensation for the relevant position.

Based on the exclusions used to determine the applicable non-GAAP measures set forth above as applied in compliance with the Amended Merger Agreement our non-GAAP earnings per share and our non-GAAP organic growth for 2016 fell short of the minimum criteria set forth in the 2016 STIP. Therefore, the 2016 STIP was funded at 25% and no member of the executive team, which includes all of the named executive officers, received any payments under the 2016 STIP.

Total actual cash compensation for 2016 for the CEO, which consists of base salary and the amount of the approved payment by the Compensation Committee for the 2016 STIP (as opposed to total target cash compensation), was below the 25th percentile of the target compensation amount presented in the Radford Survey Data. Total actual cash compensation for 2016 for all named executive officers was below the 50th percentile of the amount presented in the Radford Survey Data.

Stock-based Awards.     Our stock option and equity incentive plans, or our Equity Plans, were established primarily to provide certain of our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of our stockholders and our long-term success. Our Equity Plans allow our Compensation Committee to grant several different types of stock-based awards, but we have historically relied primarily on stock options and RSUs to provide equity incentive compensation to our named executive officers. The equity awards with a grant date in 2016 were made pursuant to actions taken by the Compensation Committee in December 2015 and January 2016. First, in December 2015, the Compensation Committee voted to grant, effective as of our next regularly scheduled annual grant date of February 16, 2016, retention awards in the form of RSUs to certain executive officers, excluding our CEO and CFO but including our other named executive officers, in order to ensure that they remained in our employ and continued to perform at a high level. The amount of these awards was determined by the Compensation Committee in its discretion, and all of the executive officers receiving these retention awards received 7,500 RSUs. Second, in early January 2016, the Compensation Committee voted to grant, effective as of our next regularly scheduled annual grant date of February 16, 2016, our regular annual equity awards to all of our executive officers, including the named executive officers. In selecting the form of equity awards, the Compensation Committee considered whether to grant stock options, RSUs, or a combination of the two. At the time of its action, the Compensation Committee was aware that we were considering a proposed business combination that was likely to be announced before the next regularly scheduled annual grant date of February 16, 2016 and considered that, as a result, stock options with a grant date following the announcement of any such transaction would likely have very limited value and therefore would not meet the Compensation Committee’s goal of providing additional motivation for our management team to remain with us through the consummation of any such transaction and to ensure that we continued to execute our business strategy. In addition, Radford advised the Compensation Committee that it was not unusual for companies contemplating a significant corporate transaction to issue RSUs rather than stock options. Accordingly, the Compensation Committee determined that, like our December 2015 retention awards, our regular annual equity awards for 2016 would take the form of RSUs.

As noted above, in 2015, the Compensation Committee decided to target the market 50th to 75th percentile for annual long-term equity incentive awards. While this benchmark remained an important element of the Compensation Committee’s deliberations regarding the size of annual equity incentive awards for 2016, the Compensation Committee gave additional consideration to the importance of a successful outcome of a proposed business combination and the critical role to be played by our executive officers in achieving a successful outcome. As in prior years, the Compensation Committee also gave consideration to factors such as individual performance, criticality of role, scope of responsibilities, experience and internal pay equity. In connection with its annual review of our executive compensation program, the Compensation Committee considered the recommendations of management, including our CEO and CFO, regarding the number of RSUs to be granted to each named executive officer, other than the CEO. The Compensation Committee also considered the number of shares available under our Equity Plans and the impact of the proposed grants, including the implied burn rate, implied issued stock overhang, implied total stock overhang and the number of shares that would be available for future grant. The Compensation Committee considered the relative value of other elements of compensation, including the named executive officers’ base salaries for 2016 and the value of the retention awards that the Compensation Committee approved in December 2015 for certain of our named executive officers. In making the awards of RSUs, the Compensation Committee established a fixed dollar value of RSUs to be received by each named executive officer and provided that the number of RSUs would equal that dollar value divided by the closing price of our common stock on our next regularly scheduled annual grant date, February 16, 2016. At the time of its approval of the RSUs in early January 2016, the Compensation Committee was aware that, if the proposed transaction to sell the Company were to be announced publicly before February 16, 2016, the price of our common stock would likely increase, and the named executive officers would receive a commensurately smaller number of RSUs. Radford advised the Compensation Committee that long-term incentive awards are considered to be competitive if they fall within 30% of the 50th percentile of the Radford Survey Data for long-term incentive awards for the relevant position. Based on this criterion, the Compensation Committee concluded that value of the annual RSUs granted to our CEO and CFO fell within the competitive range.

RSUs granted to our named executive officers in 2016 vest over three years in equal annual installments (33%, 33% and 34%), subject to continued employment, beginning on the first anniversary of the date of grant. These awards contained change-of-control provisions similar to those previously approved by the Compensation Committee. Pursuant to these provisions, if, within one year following a change of control of Alere (as defined in the 2010 Plan), upon either the termination of employment by us without cause (as defined in the award) or by the employee with good reason (as defined in the award), all restrictions and conditions will be removed and the awards will vest in full.

The Company does not expect to grant any equity awards to the named executive officers in 2017.

Stock-based awards to named executive officers have generally been granted in conjunction with meetings of our Board of Directors and in accordance with our equity granting policy, which includes the following elements:

•

Equity awards to acquire shares of our common stock are granted effective as of the 15th day of the month following the month of approval and annual incentive equity grants are awarded on February 15 of each year (each such date, a “Grant Date”).

•

For each employee (or prospective employee) that is not (or, upon hire, will not be) subject to Section 16 of the Exchange Act, the CEO has the authority to grant, in his sole discretion, equity awards with respect to up to an aggregate of 5,000 shares of common stock (on an annual basis); provided, however, that the total number of shares of common stock underlying such equity awards may not exceed 150,000 per calendar year.

•

Grants of equity awards to existing employees are effective as of, and the grant date thereof is for all purposes deemed to be, the Grant Date following the date of approval (except that any grants subject to stockholder approval are effective as of the date of stockholder approval).

•

Equity awards approved for new hires, including those hired through acquisitions, are effective as of, and the grant date thereof is for all purposes deemed to be, the Grant Date following the later of (i) the date of such approval or (ii) the date on which the new hire’s employment commences.

Acceleration Upon a Change of Control.    In addition to acceleration of vesting under the change of control agreements described above, our 2010 Plan, under which all awards granted in 2016 were issued, provides for “double trigger” acceleration of awards granted to employees and directors, unless otherwise provided in an award agreement or another agreement with the recipient. Under the 2010 Plan, an employee’s or director’s stock options and stock appreciation rights will automatically become fully exercisable, and conditions and restrictions on restricted stock awards, RSUs and performance share awards will be removed, upon the termination of employment by us without cause (as defined in the 2010 Plan) or by the employee with good reason (as defined in the 2010 Plan) (or, in the case of a director, the termination of his or her service as a director for any reason) within one year after a change of control (as defined in the 2010 Plan) of Alere. However, if no provision is made for the assumption, continuation or substitution of awards under the 2010 Plan upon a change of control, then such awards will accelerate upon the change of control. The outstanding RSUs held by our named executive officers provide for full vesting in the event of the involuntarily termination of the holder’s employment without cause (as defined in the RSU), or the holder’s resignation for good reason (as defined in the RSU), in either case within one year after a change of control of Alere (as defined in the RSU).

In connection with Mr. Nawana’s promotion to President and CEO in October 2014, Mr. Nawana received 50,000 RSUs, 100,000 nonqualified stock options and 150,000 performance stock units, or PSUs. The RSUs and PSUs provide that, in the event of a change of control (as defined in the relevant award), the award will vest in full if Mr. Nawana’s employment is terminated by us without cause (as defined in the relevant award) or by Mr. Nawana with good reason (as defined in the relevant award) during the 12 months following such change of control. The Compensation Committee believed that these change of control arrangements, which were negotiated with Mr. Nawana as part of our effort to induce him to accept the position of President and CEO, would help to ensure the continued availability of his services in the event of a potential change of control, which the Compensation Committee believed would help to preserve value in the event of such a transaction.

As described under the heading “Compensation of Executive Officers and Directors—Severance Agreements and Potential Payments upon Termination or Change of Control—Agreement with James Hinrichs,” if Mr. Hinrichs does not receive acceleration of vesting pursuant to his change of control severance agreement, he may be entitled to acceleration under the terms of his offer letter.

Other Compensation.    Our named executive officers’ service with our company is at will. The named executive officers were not eligible to participate in, and did not have any accrued benefits under, any company-sponsored defined benefit pension plan in 2016. They were eligible to, and in some cases did, participate in defined contribution plans, such as a 401(k) plan, on the same terms as other employees. The terms of these defined contribution plans varied depending on the jurisdiction of employment of the executive. In addition, consistent with our compensation philosophy, the Compensation Committee maintained in 2016 generally the same benefits and perquisites for our executive officers as in prior years, which generally consisted of certain matching contributions under our defined contribution plans and payment of life insurance premiums. The Compensation Committee believes that the benefits and perquisites provided to our named executive officers in 2016 were generally modest and within the competitive range of benefits offered by companies in our peer group. Finally, all of our named executive officers were eligible to participate in our other employee benefit plans, including medical, dental, life and disability insurance.

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

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1,000,000 to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We have periodically reviewed the potential consequences of Section 162(m) and on occasion have sought to structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). However, not all compensation will so qualify. For example, we do not believe that the RSUs granted to our named executive officers qualify as performance-based compensation and, accordingly, we may be unable to deduct some or all of the compensation expense associated with any RSUs that vest.

Compensation Committee Report

We, the Compensation Committee, have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management.

Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

James Roosevelt, Jr., Chairperson
Carol R. Goldberg, Member
Brian A. Markison, Member

Compensation Committee Interlocks and Insider Participation

During 2016, the members of the Compensation Committee were Mr. Roosevelt, Mr. Björklund (prior to the end of his term as a director at our 2016 Annual Meeting of Stockholders in December 2016), Ms. Goldberg and Mr. Markison. No member of the Compensation Committee who served during 2016 has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a director or member of the compensation committee of another entity in a case where an executive officer of such other entity serves as a director of ours or a member of our Compensation Committee.

Compensation of Executive Officers and Directors

The following paragraphs provide information regarding the compensation of our named executive officers.

Summary Compensation Table.    The following table provides information regarding the compensation of our named executive officers for 2016, 2015 and 2014. For our named executive officers, the amount of salary and bonus represented between 12% and 30% of the named executive officers’ total compensation for 2016.

Summary Compensation Table for 2016

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total Compensation ($)
Namal Nawana	2016	$1,069,688	$—	$7,499,955	$—		$—	$4,669	$8,574,312
Chief Executive Officer,	2015	1,090,384	500,000	4,412,662	4,410,135		726,139	4,259	11,143,579
President and Director	2014	882,115	—	1,998,500	1,798,886	(7)	201,139	4,440	4,885,080
James Hinrichs	2016	662,188	—	2,199,995	—		—	6,194	2,868,377
Executive Vice President and Chief Financial Officer	2015	487,500	135,833	2,506,000	5,650,867		146,250	5,311	8,931,761
Avi Pelossof	2016	560,312	—	1,547,334	—		—	7,319	2,114,965
Global President,	2015	550,000	112,500	—	661,520		128,703	7,320	1,460,043
Infectious Disease	2014	486,346	—	709,000	280,481	(7)	124,203	7,040	1,607,070
Sanjay Malkani	2016	662,188	—	1,547,334	—		—	7,582	2,217,104
Global President, Toxicology	2015	675,000	146,250	—	661,520		133,778	7,592	1,624,140
	2014	650,000	—	709,000	210,360	(7)	130,740	7,290	1,707,390
Daniella Cramp	2016	560,312	—	1,547,334	—		—	6,028	2,113,674
Global President,	2015	581,731	123,750	—	661,520		135,240	7,202	1,509,443
Cardiometabolic	2014	548,077	—	709,000	280,481	(7)	130,740	5,944	1,674,242

(1)	These amounts are affected by the number and timing of payroll periods in each year.

(2)	These amounts represent for 2015, (i) in the case of Mr. Nawana, a cash bonus paid in January 2015 for his service as Interim Chief Executive Officer and Chief Operating Officer during the partial year 2014, (ii) in the case of Mr. Hinrichs, a bonus equal to one-third of the aggregate amount by which the exercise price of his stock options increased between the date of the announcement of his hiring in March 2015 and his start date in April 2015, and (iii) in the cases of Mr. Pelossof, Mr. Malkani and Ms. Cramp, bonuses under our 2015 STIP, which were awarded in the discretion of the Compensation Committee.

(3)	These amounts represent the aggregate grant date fair value of RSUs and PSUs awarded in 2016, 2015, and 2014, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718), excluding estimated forfeitures. Under FASB ASC Topic 718, the grant date fair value of Mr. Nawana’s PSUs awarded in 2015 is based on the closing price of our common stock on the grant date, or $41.29 per share, and our estimate, as of the date of grant, of the probable outcome of the performance conditions. Assuming the highest possible level of achievement of the performance conditions, the grant date fair value would have been $6,193,500. Under FASB ASC Topic 718, the grant date fair value of each RSU is equal to the closing price of our common stock on the grant date.

(4)	These amounts represent the aggregate grant date fair value of stock option awards made during 2015 and 2014, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 5 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the relevant assumptions used in calculating these amounts.

(5)

These amounts represent the amount of cash awards under our 2015 STIP, our 2014 annual incentive plan and our 2013 annual incentive plan. The amount for Mr. Hinrichs for 2015 is prorated to reflect the fact that he was not employed for the entire year. Awards under our 2014 and 2013 annual incentive plans were each payable in two equal installments in the two succeeding years, subject to the recipient’s continued employment by us. The aggregate amount of each cash award under the 2014 and 2013 annual incentive plans is equal to the appreciation, if any, of our stock price during the applicable year multiplied by the number of shares subject to the performance options granted to the recipient for which the applicable performance criteria were achieved. No amount is shown with respect to Mr. Nawana’s participation in the 2014 annual incentive plan. Before the Compensation Committee met to determine the amount to be awarded to participants in the 2014 annual incentive plan, Mr. Nawana decided to forfeit any award under the plan. Accordingly, no determination was ever made regarding the amount that Mr. Nawana would have otherwise received under the plan. The amount of the award for 2014 for Mr. Nawana represents amounts earned under the 2013 annual incentive plan that vested and were paid in 2014.

(6)	The amounts in this column include for 2016: (a) matching contributions we made to our defined contribution plans in the amounts of $3,975, $5,500, $6,625, $6,888, and $5,513 on behalf of Mr. Nawana, Mr. Hinrichs, Mr. Pelossof, Mr. Malkani and Ms. Cramp, respectively; (b) life insurance premiums paid in the amount of $694 on behalf of Mr. Nawana, Mr. Hinrichs, Mr. Pelossof and Mr. Malkani and in the amount of $515 on behalf of Ms. Cramp. The amounts in this column include for 2015: (a) matching contributions we made to our defined contribution plans in the amounts of $3,792, $6,625, $7,125, and $6,885 on behalf of Mr. Nawana, Mr. Pelossof, Mr. Malkani and Ms. Cramp, respectively; (b) life insurance premiums paid in the amounts of $467, $311, $694, $467, and $317 on behalf of Mr. Nawana, Mr. Hinrichs, Mr. Pelossof, Mr. Malkani and Ms. Cramp, respectively; and (c) Mr. Hinrichs’ accrued right to receive reimbursement of legal expenses in the amount of $5,000 pursuant to the terms of his offer letter. The amounts in this column include for 2014: (a) matching contributions we made to our defined contribution plans in the amounts of $3,900, $6,500, $6,750, and $5,404 on behalf of Mr. Nawana, Mr. Pelossof, Mr. Malkani, and Ms. Cramp, respectively; and (b) life insurance premiums paid in the amounts of $540 on behalf of each named executive officer.

(7)	The grant date fair value of these stock options is based on our assessment, as of the grant date, of the probable outcome of applicable performance conditions. Assuming the highest possible level of achievement of the performance conditions, the grant date fair value would have been $1,807,473 for Mr. Nawana; $286,205 for Mr. Pelossof; $214,653 for Mr. Malkani; and $286,205 for Ms. Cramp.

Grants of Plan-Based Awards.    The following table provides information regarding the grant of plan-based awards to our named executive officers in 2016.

Grants of Plan-Based Awards for 2016

Name	Grant Date(1)	Compensation Committee Approval Date(1)	Estimated Future Payouts under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold($)	Target($)	Maximum($)
Namal Nawana	02/25/16	02/25/16	538,125	1,076,250	1,614,375	—	—
	02/16/16	01/05/16	—	—	—	141,562	7,499,955
James Hinrichs	02/25/16	02/25/16	199,875	399,750	599,625	—	—
	02/16/16	01/05/16	—	—	—	41,525	2,199,995
Avi Pelossof	02/25/16	02/25/16	169,125	338,250	507,375	—	—
	02/16/16	01/05/16	—	—	—	21,706	1,149,984
	02/16/16	12/18/15	—	—	—	7,500	397,500
Sanjay Malkani	02/25/16	02/25/16	199,875	399,750	599,625	—	—
	02/16/16	01/05/16	—	—	—	21,706	1,149,984
	02/16/16	12/18/15	—	—	—	7,500	397,500
Daniella Cramp	02/25/16	02/25/16	169,125	338,250	507,375	—	—
	02/16/16	01/05/16	—	—	—	21,706	1,149,984
	02/16/16	12/18/15	—	—	—	7,500	397,500

(1)	The grant dates of the RSUs for the named executive officers are in accordance with our equity granting policy that was in effect at the time of the grant of the awards. Under this policy, grants of equity awards approved by the Compensation Committee for existing employees are effective as of the next applicable “Grant Date” (except that any grants subject to stockholder approval are effective as of the date of stockholder approval). Under this policy, “Grant Date” means the 15th day of the month following the month of approval and, for annual incentive equity grants, February 15.

(2)	The amounts shown in these columns represent the executives’ annual incentive opportunity under our 2016 STIP. Amounts shown in the threshold, target and maximum columns represent 50%, 100% and 150%, respectively, of the targeted bonus amount. See “Compensation Discussion and Analysis—Elements of Standard Compensation—Short-Term Incentive Plan” above for more information regarding this plan and the determination of payments under the plan. No amounts were awarded pursuant to our 2016 STIP to our named executive officers.

(3)	These amounts represent RSUs. All awards were made under our 2010 Stock Option and Incentive Plan, as amended, and were granted for no consideration. The terms of the RSUs provide for vesting and release in three equal annual installments, commencing on the first anniversary of the date of grant and conditioned upon the recipient’s continued employment with us on the applicable vesting date.

(4)	These amounts represent the aggregate grant date fair value of RSUs granted during 2016, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End.    The following table provides information regarding outstanding options and stock awards held by our named executive officers at the end of 2016.

Outstanding Equity Awards at Fiscal Year-End for 2016

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Namal Nawana	200,000	—	$18.50	12/31/2022	—		$—
	17,307	5,770	25.68	4/30/2023	—		—
	50,000	50,000	39.97	10/31/2024	—		—
	75,000	225,000	45.47	2/28/2025
	—	—	—	—	16,667	(4)	649,513
	—	—	—	—	100,000	(5)	3,897,000
					141,562	(6)	5,516,671

James Hinrichs	62,500	187,500	50.08	04/06/2025	—		—
	27,030	81,088	47.48	04/30/2025	—		—
	—	—	—	—	33,334	(7)	1,299,026
					41,525	(6)	1,618,229

Avi Pelossof	10,000	—	56.18	12/31/2017
	10,000	—	19.15	10/31/2018
	2,500	—	18.91	12/31/2018
	14,081	—	35.58	06/30/2019
	5,000	—	38.01	10/30/2019
	5,000	—	38.64	02/28/2021
	20,000	—	26.06	10/31/2021
	50,000	—	19.20	10/31/2022
	1,125	—	25.43	02/28/2022
	18,750	6,250	33.73	10/31/2023
	10,687	3,563	25.68	04/30/2023
	2,500	2,500	36.74	02/28/2024
	11,250	33,750	45.47	02/28/2025
	—	—	—	—	6,667	(8)	259,813
	—	—	—	—	21,706	(6)	845,883
	—	—	—	—	7,500	(6)	292,275

Sanjay Malkani	16,040	—	44.64	2/12/2018	—		—
	2,500	—	18.91	12/31/2018	—		—
	6,133	—	35.58	6/30/2019	—		—
	10,000	—	38.01	10/30/2019	—		—
	5,000	—	38.64	2/28/2021	—		—
	10,000	—	37.14	4/30/2021	—		—
	7,500	—	26.06	10/31/2021	—		—
	3,900	—	25.43	2/28/2022	—		—
	25,000	—	19.20	10/31/2022	—		—
	11,250	3,750	25.68	4/30/2023	—		—
	18,750	6,250	33.73	10/31/2023	—		—
	1,688	1,687	36.74	2/28/2024	—		—
	11,250	33,750	45.47	2/28/2025	—		—
	—	—	—	—	6,667	(8)	259,813
	—	—	—	—	21,706	(6)	845,883
	—	—	—	—	7,500	(6)	292,275

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)

Daniella Cramp	10,000	—	48.14	8/31/2017	—		—
	15,000	—	60.09	10/31/2017	—		—
	10,000	—	19.15	10/31/2018	—		—
	2,500	—	18.91	12/31/2018	—		—
	14,709	—	35.58	6/30/2019	—		—
	15,000	—	38.01	10/30/2019	—		—
	5,000	—	38.64	2/28/2021	—		—
	40,000	—	26.06	10/31/2021	—		—
	1,500	—	25.43	2/28/2022	—		—
	50,000	—	19.20	10/31/2022	—		—
	11,250	3,750	25.68	4/30/2023	—		—
	18,750	6,250	33.73	10/31/2023	—		—
	2,500	2,500	36.74	2/28/2024	—		—
	11,250	33,750	45.47	02/28/2025	—		—
	—	—	—	—	6,667	(8)	259,813
	—	—	—	—	21,706	(6)	845,883
	—	—	—	—	7,500	(6)	292,275

(1)	Options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

(2)	Unless otherwise noted, the expiration date of each option occurs ten years after the date of grant of such option.

(3)	The value attributable to the RSUs equals the closing price of our common stock as reported by the New York Stock Exchange on December 30, 2016, the last trading day during 2016, which was $38.97, multiplied by the number of unvested units underlying the award.

(4)	This amount represents RSUs granted on October 31, 2014 that vest in three equal annual installments beginning on the first anniversary of the date of grant.

(5)	This amount represents PSUs granted pursuant to commitments made to Mr. Nawana in October 2014. The vesting of the PSUs was subject to the attainment of various stock-price targets on or before specified dates, all of which were achieved in 2015, and as a result, the PSUs will vest in three equal installments on February 3, 2016, January 15, 2017 and January 16, 2018, subject to Mr. Nawana’s continued employment by us on the applicable vesting date.

(6)	This amount represents RSUs granted on February 16, 2016 that vest in three equal annual installments beginning on the first anniversary of the date of grant.

(7)	This amount represents RSUs granted on April 10, 2015 that vest in three equal annual installments beginning on the first anniversary of the date of grant.

(8)	This amount represents RSUs granted on August 31, 2014 that vest in three equal annual installments beginning on the first anniversary of the date of grant.

Option Exercises and Stock Vested.    The following table provides information regarding options exercised by our named executive officers and stock vested in 2016.

Option Exercises and Stock Vested for 2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Namal Nawana	—	$—	66,667	$3,429,682
James Hinrichs	—	—	16,666	705,638
Avi Pelossof	40,000	11,200	6,667	282,281
Sanjay Malkani	—	—	6,667	282,281
Daniella Cramp	—	—	6,667	282,281

(1)	This amount represents the difference between the aggregate exercise price and the aggregate fair market value of the common stock on the date of exercise.

(2)	These amounts represent the closing price of one share of our common stock on the date of vesting multiplied by the number of shares acquired on vesting.

Non-qualified Deferred Compensation Plans.    During 2016, our named executive officers did not participate in any non-qualified defined contribution or other non-qualified deferred compensation plans.

Pension Benefits.    During 2016, our named executive officers did not participate in any plan that provides for specified retirement benefits, or payments and benefits that will be provided primarily following retirement, other than defined contribution plans, such as our 401(k) savings plan.

Severance Agreements and Potential Payments upon Termination or Change of Control.     The equity awards held by our named executive officers are subject to acceleration upon a change of control pursuant to their terms, and we have also entered into severance and other change of control agreements with our named executive officers.

As noted above, we expect that the transactions contemplated by the Amended Merger Agreement will, if consummated, constitute a change of control of Alere under the terms of our Equity Plans and the change of control severance agreements with our named executive officers. In accordance with SEC rules, the following disclosures regarding potential payments upon a change of control are not based on the terms of the Amended Merger Agreement but instead assume that a hypothetical change of control occurred at the end of our most recently completed fiscal year, or December 31, 2016, and that our common stock would have a value in the hypothetical change of control equal to the closing price of our common stock on December 30, 2016, the last trading day during 2016, which was $38.97 per share. The Amended Merger Agreement contemplates a purchase price of $51.00 per share of our common stock, which is substantially higher than the closing price of our common stock on December 30, 2016. Accordingly, if the merger contemplated by the Amended Merger Agreement is consummated, the value of the change of control benefits described below that are based on the price of our common stock would be higher. Moreover, the following disclosures do not reflect (i) the proposed establishment of our short-term incentive plan for 2017, (ii) the grant of any equity compensation awards to the named executive officers after December 31, 2016, or (iii) changes in the cost of other benefits occurring after December 31, 2016. The proxy statement that we will use in connection with the solicitation of proxies for a special meeting of stockholders to consider and vote upon the approval of the Amended Merger Agreement will contain more current disclosures regarding our estimates of the change of control benefits to which our named executive officers may become entitled upon or following the consummation of the merger.

Acceleration under Equity Plans and Equity Instruments.    All of the outstanding stock options, RSUs and PSUs that were held by our named executive officers as of December 31, 2016 (other than

Mr. Hinrichs, as discussed below) and that were reported above under “Outstanding Equity Awards at Fiscal Year-End for 2016” were issued under, or are subject to the terms of, our Equity Plans. On April 23, 2015, we amended our 2010 Stock Option and Incentive Plan, or our 2010 Plan, to provide that awards issued after that date would be subject to “double trigger” acceleration rather than “single trigger” acceleration upon a change of control. Under the terms of the “double trigger” acceleration, an option award will become fully exercisable, and conditions and restrictions on restricted stock awards, RSUs and PSUs granted after that date will be removed, upon the termination of the holder’s employment by us without cause (as defined in the 2010 Plan or the award agreement) or by the holder with good reason (as defined in the 2010 Plan or the award agreement) within one year after a change of control of Alere. However, if no provision is made for the assumption, continuation or substitution of such awards under the 2010 Plan upon a change of control, then such awards will accelerate upon the change of control in the same manner as awards granted before April 23, 2015, in which case the value attributable to acceleration will be the same as that of “double trigger” acceleration upon a change of control. In addition, all of the outstanding stock options, RSUs and PSUs held by our named executive officers as of December 31, 2016 provide that vesting will accelerate in full upon termination of the named executive officer’s employment with us due to his or her death or disability. In connection with his hiring, Mr. Hinrichs received an RSU award and a stock option that were granted outside our 2010 Plan as an inducement to join our company. Although these awards were not granted under the 2010 Plan, for purposes of the following table we have assumed that these awards would be treated in a manner similar to that of awards granted under the 2010 Plan. The following table provides the value attributable to acceleration of vesting and exercisability of options and an acceleration of vesting of RSUs and PSUs under the 2010 Plan or relevant award agreements (i) upon the termination of a named executive officer’s employment as a result of his or her death or disability, (ii) as a result of a change of control, and (iii) as a result of the qualifying termination of a named executive officer’s employment by us without cause (as defined in the 2010 Plan or the award agreement) or by the officer with good reason (as defined in the 2010 Plan or the award agreement) within 12 months after a change of control (or as a result of the failure to make provision for the assumption, continuation or substitution of such awards upon a change of control). The following table does not reflect (i) any equity awards granted after December 31, 2016 or (ii) any reduction for taxes or other deductions. The following table reflects only the value of acceleration pursuant to the terms of our Equity Plans (and relevant award agreements) and does not reflect the value of acceleration under any separate contractual agreements, such as those described below.

Name	Value Attributable to Acceleration of Exercisability or Vesting of Equity Awards Upon Termination of Employment due to Death or Disability(1)	Value Attributable to Acceleration of Exercisability or Vesting of Equity Awards Upon a Change of Control(1)	Value Attributable to Acceleration of Exercisability or Vesting of Equity Awards Upon a Qualifying Termination within 12 months after a Change of Control (1)(2)
Namal Nawana	$10,139,867	$76,683	$10,139,867
James Hinrichs	2,917,255	—	2,917,255
Avi Pelossof	1,483,648	85,677	1,483,648
Sanjay Malkani	1,484,320	86,350	1,484,320
Daniella Cramp	1,486,133	88,163	1,486,133

(1)	Assumes the occurrence of the triggering event on December 31, 2016. The value attributable to the acceleration of in-the-money stock options equals the difference between the applicable option exercise prices and the closing sale price of our common stock as reported by the New York Stock Exchange on December 30, 2016, which was $38.97 per share, multiplied by the number of shares underlying the options. The value attributable to the acceleration of vesting of RSUs and PSUs equals the closing sale price of our common stock as reported by the New York Stock Exchange on December 30, 2016 multiplied by the number of units underlying the award.

(2)	These amounts include the value attributable to acceleration of exercisability or vesting of equity awards upon a change of control.

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

•

if not already paid, an amount equal to any cash component of any award granted under any executive incentive plan prior to the qualifying termination, payable promptly following the date of the qualifying termination (which will generally be equal to the target annual bonus for the year of such termination);

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

Each of our named executive officers would be entitled to the benefits presented in the following table if his or her employment were to be terminated by us without cause (as defined in the change of control severance agreement) or by him or her with good reason (as defined in the change of control severance agreement) within 12 months following a change in control of Alere, assuming that the change of control and the termination of employment occur on December 31, 2016. As noted above, under the terms of our Equity Plans the named executive officers are entitled to the acceleration of vesting of certain of their outstanding equity awards immediately upon a change of control without regard to termination of employment (or acceleration of vesting of all of their outstanding equity awards immediately upon a change of control if no provision is made for the assumption, continuation or substitution of such awards upon such change of control). All amounts are estimates based on (i) the named executive officers’ salaries in effect during 2016, (ii) the cash component of awards outstanding on December 31, 2016, (iii) health insurance premiums in effect on December 31, 2016, and (iv) the estimated value of three months of outplacement support services as of December 31, 2016. The following table does not reflect (i) any increase in salary after December 31, 2016, (ii) any non-equity incentive compensation plan awards granted after December 31, 2016, (iii) the grant of any equity compensation awards after December 31, 2016 or (iii) any reduction for taxes or other deductions.

Name	Salary Continuation ($)(1)	Cash Component of Awards ($)(2)	Health Insurance Premiums ($)(3)	Outplacement Support Services ($)	Acceleration of Vesting ($)(4)	280G Gross- Up Payments ($)(5)	Total ($)
Namal Nawana	$1,614,375	$1,076,250	$37,318	$8,500	$10,139,867	$—	$12,876,310
James Hinrichs	999,375	399,750	37,318	8,500	2,917,255	—	4,362,198
Avi Pelossof	845,625	338,250	36,790	8,500	1,483,648	—	2,712,813
Sanjay Malkani	999,375	399,750	37,318	8,500	1,484,320	—	2,929,263
Daniella Cramp	845,625	338,250	23,753	8,500	1,486,133	—	2,702,261

(1)	Salary is payable in accordance with our regular payroll practices for a period of 18 months.

(2)	Represents the cash component of awards payable under our 2016 STIP, based on an assumed payout equal to the targeted amount at 100% performance. No awards were paid to any named executive officer pursuant to the 2016 STIP.

(3)	Each named executive officer is entitled to continued payment of health insurance premiums (less the active employee cost of such coverage) for a period of 18 months.

(4)	The value of acceleration of vesting and exercisability is calculated in the same manner as “double trigger” acceleration described in the preceding table.

(5)	In accordance with the terms of the change of control severance agreements, for purposes of estimating the amount of the Section 280G gross-up payment, each named executive officer was assumed to pay federal income taxes in 2016 at the highest marginal rate of federal income taxation in that calendar year and state and local income taxes at the highest marginal rates of taxation in the state and locality of such named executive officer’s residence on December 31, 2016, net of the maximum reduction in federal income taxes which could be obtained from the deduction of such state and local taxes.

None of the payments that would have been made to our named executive officers as a result of a change of control and termination of employment occurring on December 31, 2016 would have constituted an “excess parachute payment” under Section 280G of the Internal Revenue Code.

Agreement with James Hinrichs.    In March 2015, we extended an offer letter to James Hinrichs to serve as our Executive Vice President and Chief Financial Officer effective April 6, 2015. We agreed that Mr. Hinrichs would be eligible to participate in our 2015 STIP, under which he would be eligible to receive cash bonuses targeted at 60% of his base salary, and that he would receive certain annual equity grants. Pursuant to the offer letter, we granted Mr. Hinrichs options to purchase 250,000 shares of our common stock at an exercise price of $50.08 and 50,000 RSUs. The options vest in four equal installments on each of the first four anniversaries of his start date. The RSUs vest in three equal installments on each of the first three anniversaries of his start date. We agreed that if his employment is terminated by us without cause (as defined in the letter) or by him for good reason (as defined in the letter) and he does not receive severance benefits under the change of control severance agreement, Mr. Hinrichs will receive a cash payment in an amount equal to his annual base salary plus his annual target bonus, payment of any unpaid bonus for a prior completed performance period, a pro-rated bonus for the year of termination based upon actual performance, 12 months of paid medical group plan coverage, and accelerated vesting of his unvested equity compensation awards as if his termination date had occurred one year later. Based on Mr. Hinrichs’ salary, bonus structure, health plan and unvested awards outstanding on December 31, 2016 and assuming termination of his employment in any of the scenarios described above on December 31, 2016, we estimate that the benefit to Mr. Hinrichs would have equaled $2,679,565, consisting of the sum of his annual base salary in the amount of $666,250, an annual target bonus equal to $399,750 (equal to 60% of his annual base salary), an assumed actual 2017 bonus equal to $399,750 (which assumes that actual 2017 performance equals target performance), his health plan premiums of $24,879 and acceleration of vesting and exercisability of his stock options and RSUs in the amount of $1,188,936 (calculated in the manner described in the preceding table). The foregoing amounts do not reflect any reduction for taxes or other deductions. In addition, as noted above, we have also entered into a change of control severance agreement with Mr. Hinrichs.

Agreement with Sanjay Malkani.    In April 2015, we entered into an arrangement with Sanjay Malkani in his role as Global President, Toxicology in which we confirmed a prior agreement that, if we terminate Mr. Malkani’s employment without cause (as defined in the letter agreement memorializing the arrangement), we will pay him separation pay in an amount equal to 12 months of his then-current annualized base salary (less required taxes and deductions), contingent on his execution of a binding standard separation agreement containing a release of claims. Based on Mr. Malkani’s salary in effect on December 31, 2016 and assuming termination of his employment without cause on December 31, 2016, we estimate that we would have paid Mr. Malkani an aggregate of $666,250, which would be paid bi-weekly in accordance with our regular payroll practices. This amount does not reflect any reduction for taxes or other deductions. In addition, as noted above, we have also entered into a change of control severance agreement with Mr. Malkani.

Agreement with Daniella Cramp.    In March 2013, we entered into an at-will employment arrangement with Daniella Cramp in her role as Global President, Cardiometabolic. We agreed that, if we terminate her employment for any reason other than cause or disability (each as defined in the letter agreement memorializing the arrangement), we would pay her 12 months of her then-current annualized base salary (less required taxes and deductions), contingent on her execution of a binding standard separation agreement containing a release of claims. We also agreed to pay her the same separation pay if she voluntarily terminates her employment before March 1, 2018, subject to the same contingency. The letter agreement provides that payments under it are intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and contains provisions for the potential deferral of payments as well as make-whole payments to Ms. Cramp for any penalties and taxes she may incur if we make payments that do not comply with Section 409A. Based on Ms. Cramp’s salary in effect on December 31, 2016 and assuming termination of her employment in any of the scenarios described above on December 31, 2016, we estimate that we would have paid Ms. Cramp an aggregate of $563,750, which would be paid bi-weekly in accordance with our regular payroll practices. This amount does not reflect any reduction for taxes or other deductions. In addition, as noted above, we have also entered into a change of control severance agreement with Ms. Cramp.

Risks Related to Compensation Policies

Our compensation policies and practices for our employees, including our executive compensation program described in our Compensation Discussion and Analysis, aim to provide a risk-balanced compensation package which is competitive in our market sectors and relevant to the individual executive. In particular, we believe the following factors help to mitigate any components of our compensation programs that would encourage excessive risk taking:

•

The continued weighting of executive compensation in 2016 towards long-term incentive compensation discourages short-term risk-taking (acknowledging that the pendency of the merger has reduced the impact of this factor);

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

Compensation of Directors

The following table provides information regarding the compensation of our directors for 2016.

Director Compensation for 2016

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total (4)
Gregg Powers	$90,000	$199,965	$289,965
Håkan Björklund, Ph.D.(5)	55,000	199,965	254,965
Geoffrey S. Ginsburg, M.D.	90,000	199,965	289,965
Carol R. Goldberg	90,000	199,965	289,965
John F. Levy	69,250	199,965	269,215
Brian A. Markison	70,000	199,965	269,965
Thomas F. McKillop, Ph.D.	54,750	199,965	254,715
John A. Quelch, D.B.A.	65,000	199,965	264,965
James Roosevelt, Jr.	110,000	199,965	309,965

(1)	Mr. Nawana is not included in this table because he is one of our employees and receives no compensation for his service as director. We show his compensation as an employee in the Summary Compensation Table above.

(2)	Each of Mr. Powers, Dr. Ginsburg and Ms. Goldberg received cash payments of $22,500 each in March 2016, June 2016, and December 2016, and earned fees of $22,500 as of December 31, 2016, which amount was paid in March 2017. Dr. Björklund received cash payments of $5,000 each in March 2016 and June 2016 and earned fees of $45,000 as of December 31, 2016, which amount was paid in two tranches between March 2017 and April 2017. Mr. Levy received cash payments of $8,500 each in March 2016, June 2016, and December 2016 and earned fees of $43,750 as of December 31, 2016, which amount was paid in two tranches between March 2017 and April 2017. Mr. Markison received cash payments of $8,750 each in March 2016, June 2016, and December 2016 and earned fees of $43,750 as of December 31, 2016, which amount was paid in two tranches between March 2017 and April 2017. Dr. McKillop received cash payments of $6,250 each in March 2016 and July 2016 and earned fees of $42,250 as of December 31, 2016, which amount was paid in two tranches between March 2017 and April 2017. Dr. Quelch received cash payments of $7,500 each in March 2016, June 2016, and December 2016 and earned fees of $42,500 as of December 31, 2016, which amount was paid in two tranches between March 2017 and April 2017. Mr. Roosevelt received cash payments of $27,500 each in March 2016, June 2016, and December 2016 and earned fees of $27,500 as of December 31, 2016, which amount was paid in March 2017. The cash compensation paid to directors is described in more detail below.

(3)	This amount represents the aggregate grant date fair value of RSUs granted in 2016, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures.

(4)	As of December 31, 2016, each director had the following number of options outstanding: Mr. Powers: 39,820; Dr. Ginsburg: 10,443; Ms. Goldberg: 91,553; Mr. Levy: 132,280; Mr. Markison: 53,756; Dr. McKillop: 53,756; Dr. Quelch: 121,814; and Mr. Roosevelt: 98,841.

(5)	Dr. Björklund’s term ended at our 2016 Annual Meeting of Stockholders on December 8, 2016.

In 2016, directors were entitled to receive annual cash compensation of $80,000, plus additional cash compensation for service as a committee chair as described in the table below, payable quarterly in arrears and subject to their continued service on our Board and any applicable committees. The Compensation Committee determined that, starting June 2016, the Committee should establish a practice of assessing director compensation, and making equity awards to directors, where appropriate, on an annual basis.

Committee Chair (Total Additional Cash Compensation)
— Audit	$25,000
— Compensation	20,000
— Nominating and Corporate Governance	20,000
Committee Members other than Chair (Total Additional Cash Compensation)
— Audit	15,000
— Compensation	10,000
— Nominating and Corporate Governance	10,000

In addition to the cash compensation described above, on November 15, 2016, each of our then-serving non-employee directors was awarded a number of RSUs equal to $200,000 divided by the closing price of our common stock on the New York Stock Exchange on that date. The RSUs will vest in full on June 30, 2017.

For the period from June 30, 2013 to June 30, 2016, our directors could make a one-time election to receive their cash compensation payments (in whole or in part), excluding payments for service on a board committee, in the form of option grants covering the three-year-period ending June 30, 2016 (or such shorter period if the director joined the Board after June 30, 2013). Our Compensation Committee has discontinued this practice. Accordingly, cash compensation for directors who formerly elected to receive their annual compensation in the form of options is generally higher for 2016 than in previous years.

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

Unless otherwise stated, beneficial ownership is calculated as of May 1, 2017. For the purpose of this table, a person, group or entity is deemed to have “beneficial ownership” of any shares that such person, group or entity has the right to acquire within 60 days after such date through the exercise of options or warrants.

Security Ownership of Certain Beneficial Owners and Management

	Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
FMR LLC(4)	10,476,872	11.99%
The Vanguard Group(5)	6,607,226	7.56%
Iridian Asset Management LLC(6)	6,130,111	7.01%
Invesco Ltd.(7)	4,445,643	5.09%
Gregg Powers(8)	840,412	*
Geoffrey Ginsburg(9)	10,443	*
Carol R. Goldberg(10)	171,234	*
John F. Levy(11)	298,973	*
Brian Markison(12)	53,756	*
Thomas McKillop, Ph.D.(13)	53,756	*
John A. Quelch, D.B.A.(14)	142,935	*
James Roosevelt, Jr.(15)	103,285	*
Namal Nawana(16)	597,206	*
James Hinrichs(17)	251,290	*
Avi Pelossof(18)	198,758	*
Sanjay Malkani(19)	169,548	*
Daniella Cramp(20)	247,869	*
All current executive officers and directors (21 persons)(21)	3,613,601	4.04%

*	Represents less than 1%

(1)	The address of each director or executive officer (and any related persons or entities) is c/o Alere at its principal office.

(2)	Unless otherwise indicated, to our knowledge, the stockholders identified in this table have sole voting and dispositive power with respect to the shares beneficially owned by them.

(3)	The number of shares outstanding used in calculating the percentage ownership for each person, group or entity listed includes the number of shares underlying options, warrants and convertible securities held by such person, group or entity that were exercisable within 60 days after May 1, 2017, but excludes shares of stock underlying options, warrants and convertible securities held by any other person, group or entity.

(4)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2017 by FMR LLC and Abigail P. Johnson. Each of FMR LLC and Ms. Johnson reported that it or she has (i) in the case of FMR LLC only, sole voting power with respect to 5,211,724 shares and (ii) sole dispositive power with respect to 10,476,872 shares. The address provided therein for FMR LLC and Ms. Johnson is 245 Summer Street, Boston, MA 02210.

(5)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 9, 2017 by The Vanguard Group. The Vanguard Group reported that it has (i) sole voting power with respect to 51,840 shares, (ii) shared voting power with respect to 9,782 shares, (iii) sole dispositive power with respect to 6,550,072 shares and (iv) shared dispositive power with respect to 57,154 shares. The address provided therein for The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.

(6)	This information is based on information contained in a Schedule 13G filed with the SEC on February 2, 2017 by Iridian Asset Management LLC, David L. Cohen, and Harold J. Levy. Each of Iridian Asset Management LLC, Mr. Cohen, and Mr. Levy reported that it or he has shared voting and dispositive power with respect to 6,130,111 shares. The address provided therein for Iridian Asset Management LLC, Mr. Cohen, and Mr. Levy is 276 Post Road West, Westport, CT 06880.

(7)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 7, 2017 by Invesco Ltd. Invesco Ltd. reported that it has sole voting and dispositive power with respect to 4,445,643 shares. The address provided therein for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(8)	Consists of 46,000 shares of common stock owned directly by Mr. Powers, all of which Mr. Powers acquired through open market purchases as opposed to as part of his compensation as a director, 569,242 shares of common stock owned by clients of Private Capital Management, L.P. (“PCM”), of which Mr. Powers is Chairman and Chief Executive Officer and has trading authority, 183,675 shares of common stock owned primarily through pooled investment vehicles for which PCM serves as investment advisor and exercises exclusive investment control, 1,675 shares of common stock owned in a PCM proprietary account for which PCM exercises exclusive investment control and 39,820 shares of common stock underlying options exercisable within 60 days from May 1, 2017. The foregoing options were issued to Mr. Powers for his service as a director and were transferred to Pelican Bay Holdings, PCM’s general partner, by Mr. Powers. Mr. Powers is the sole owner, indirectly, of Pelican Bay Holdings. Mr. Powers disclaims beneficial ownership of the common shares owned by the clients of PCM.

(9)	Consists of 10,443 shares of common stock underlying options exercisable within 60 days from May 1, 2017.

(10)	Consists of 79,681 shares of common stock and 91,553 shares of common stock underlying options exercisable within 60 days from May 1, 2017.

(11)	Consists of 166,693 shares of common stock and 132,280 shares of common stock underlying options exercisable within 60 days from May 1, 2017. Includes 1,007 shares of common stock owned by a charitable remainder unitrust of which Mr. Levy disclaims beneficial ownership.

(12)	Consists of 53,756 shares of common stock underlying options exercisable within 60 days from May 1, 2017.

(13)	Consists of 53,756 shares of common stock underlying options exercisable within 60 days from May 1, 2017.

(14)	Consists of 21,121 shares of common stock and 121,814 shares of common stock underlying options exercisable within 60 days from May 1, 2017.

(15)	Consists of 4,444 shares of common stock and 98,841 shares of common stock underlying options exercisable within 60 days from May 1, 2017.

(16)	Consists of 174,129 shares of common stock and 423,077 shares of common stock underlying options exercisable within 60 days from May 1, 2017.

(17)	Consists of 55,563 shares of common stock, 179,060 shares of common stock underlying options exercisable within 60 days from May 1, 2017 and 16,667 shares of common stock issuable in connection with the vesting of RSUs within 60 days from May 1, 2017.

(18)	Consists of 21,802 shares of common stock and 176,956 shares of common stock underlying options exercisable within 60 days from May 1, 2017.

(19)	Consists of 24,693 shares of common stock and 144,855 shares of common stock underlying options exercisable within 60 days from May 1, 2017. Includes 565 shares of common stock owned indirectly by Mr. Malkani’s spouse of which Mr. Malkani disclaims beneficial ownership.

(20)	Consists of 24,160 shares of common stock and 223,709 shares of common stock underlying options exercisable within 60 days from May 1, 2017. Includes 275 shares of common stock owned by the Cramp Family Trust for which Ms. Cramp is a trustee.

(21)	Consists of 1,487,303 shares of common stock, 2,109,631 shares of common stock underlying options exercisable within 60 days from May 1, 2017, and 16,667 shares of common stock issuable in connection with the vesting of RSUs within 60 days from May 1, 2017.

In addition, as of May 1, 2017, Mr. Powers directly owns 18,608 shares of convertible preferred stock (all of which Mr. Powers acquired through open market purchases as opposed to as part of his compensation as a director of the Company). Additionally, as of May 1, 2017, 1,081 shares of convertible preferred stock are owned by clients of PCM and Mr. Powers exercises trading authority with respect to such shares and 3,257 shares of convertible preferred stock are owned through pooled investment vehicles for which PCM serves as investment advisor and exercises exclusive investment control. Mr. Powers disclaims beneficial ownership of the convertible preferred stock owned by the clients of PCM. We are not aware that any of our other directors or executive officers beneficially owns any other shares of convertible preferred stock.

Equity Compensation Plan Information

The following table provides information regarding compensation plans under which we are authorized to issue equity securities as of December 31, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(2))
Equity compensation plans approved by security holders	6,456,830	(3)	$37.65	7,802,533	(4)
Equity compensation plans not approved by security holders	283,334	(5)	$50.08	—
Total	6,740,164		$34.01	7,802,533	(4)

(1)	This table excludes an aggregate of 12,697 shares issuable upon exercise of outstanding options that we assumed in connection with various acquisition transactions. The weighted average exercise price of the excluded acquired options is $45.45.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2016, 6,088,814 shares under the 2010 Plan may instead be issued in the form of restricted stock, RSUs, unrestricted stock, performance share awards or other equity-based awards.

(3)	Includes 5,078,415 shares issuable upon exercise of outstanding options with a weighted average exercise price of $37.65 and 1,378,415 shares issuable upon vesting of RSUs and PSUs.

(4)	Includes 1,795,550 shares issuable under our 2001 Employee Stock Purchase Plan.

(5)	Represents 33,334 shares issuable upon the vesting of RSUs and 250,000 shares issuable upon vesting and exercise of stock options issued as inducement grants in connection with the appointment of James Hinrichs as our Chief Financial Officer, effective April 6, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our Audit Committee engaged PricewaterhouseCoopers LLP, or PwC, to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2016. The selection of PwC was approved by our stockholders at the 2016 annual meeting of stockholders.

Audit Fees

Aggregate audit fees billed by PwC for 2016 were $18,362,533. Audit fees include fees billed for professional services rendered in connection with PwC’s integrated audit of our consolidated annual financial statements and internal control over financial reporting and review of our quarterly financial statements, and audit services normally provided by the principal independent registered public accounting firm in connection with other statutory or regulatory filings. Aggregate audit fees billed by PwC for 2015 were $14,811,710.

Audit-related Fees

Aggregate audit-related fees billed in 2016 and 2015 by PwC were $617,741 and $659,923, respectively. Audit-related fees for 2016 and 2015 consist of fees billed for professional services rendered by the firm for accounting consultations and services related to potential divestiture transactions and financings.

Tax Fees

Aggregate tax fees billed in 2016 and 2015 for tax-related services performed by PwC were $2,217,956 and $1,393,112, respectively. Tax fees include fees billed for professional services rendered by PwC for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were billed by PwC for 2016 or 2015.

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

Exhibit No.	Description

*2.1	Membership Interest Purchase Agreement dated October 27, 2014, by and among Alere Inc., Alere Health, LLC and OptumHealth Care Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date October 27, 2014, filed October 28, 2014)

*2.2	Agreement and Plan of Merger dated as of January 30, 2016, among Alere Inc. and Abbott Laboratories (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date January 30, 2016, filed February 1, 2016)

2.3	Amendment to Agreement and Plan of Merger, dated as of April 13, 2017, by and among Abbott Laboratories, Alere Inc. and Angel Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date April 13, 2017, filed with the SEC on April 14, 2017)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

Exhibit No.	Description

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on August 17, 2016)

3.3	Amendment to the Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, current date January 30, 2016, filed with the SEC on February 1, 2016)

4.1	Indenture dated as of May 12, 2009 between the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.2	Sixteenth Supplemental Indenture dated as of May 24, 2013 to Indenture dated as of May 12, 2009 among the Company, as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed on May 30, 2013)

4.3	Eighteenth Supplemental Indenture dated as of June 5, 2014 to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) among the Company, as issuer, the subsidiary guarantors party thereto, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

4.4	Twentieth Supplemental Indenture dated as of October 30, 2014 to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

4.5	Twenty-Third Supplemental Indenture dated as of September 15, 2015 to Indenture dated as of May 12, 2009 (to add the guarantee of Instant Tech Subsidiary Acquisition Inc.) among Instant Tech Subsidiary Acquisition Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

4.6	Twenty-First Supplemental Indenture dated as of June 24, 2015 to Indenture dated as of May 12, 2009 among the Company, as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date June 18, 2015, filed on June 24, 2015)

4.7	Twenty-Second Supplemental Indenture dated as of September 15, 2015 to Indenture dated as of May 12, 2009 (to add the guarantee of Instant Tech Subsidiary Acquisition Inc.) among Instant Tech Subsidiary Acquisition Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

4.8	Indenture dated as of August 11, 2009 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

Exhibit No.	Description

4.9	Fifteenth Supplemental Indenture dated as of December 11, 2012 to Indenture dated as of August 11, 2009 among the Company, as issuer, the subsidiary guarantors named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.10	Sixteenth Supplemental Indenture dated as of April 3, 2013 to Indenture dated as of August 11, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-187776))

4.11	Seventeenth Supplemental Indenture dated as of June 5, 2014 to Indenture dated as of August 11, 2009 (relating to the BBI Transaction) among the Company, as issuer, the subsidiary guarantors party thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

4.12	Eighteenth Supplemental Indenture dated as of October 30, 2014 to Indenture dated as of August 11, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

4.13	Nineteenth Supplemental Indenture dated as of September 15, 2015 to Indenture dated as of August 11, 2009 (to add the guarantee of Instant Tech Subsidiary Acquisition Inc.) among Instant Tech Subsidiary Acquisition Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

4.14	Registration Rights Agreement dated as of December 11, 2012 among the Company, the guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.15	Registration Rights Agreement dated as of May 24, 2013 among the Company, the guarantors named therein and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed on May 30, 2013)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

Exhibit No.	Description

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

‡10.3	Alere Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

‡10.4	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on June 12, 2015)

‡10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡10.6	Summary of Terms of Award Agreements under Alere Inc. Stock Option Plans (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2014)

‡10.7	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

**‡10.8	Summary of Non-Employee Director Compensation

‡10.9	Form of Change of Control Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 25, 2014, filed on October 28, 2014)

‡10.10	Restricted Stock Unit Agreement dated as of December 30, 2012 between Alere Inc. and Namal Nawana (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

‡10.11	Letter Agreement dated as of March 8, 2013 between Alere Inc. and Daniella Cramp (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

‡10.12	Summary of Arrangement with Chairman of the Board Regarding Expense Reimbursement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

‡10.13	Letter Agreement dated as of October 24, 2014 between Alere Inc. and Namal Nawana (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

‡10.14	Letter Agreement dated as of December 31, 2014 between Alere Inc. and Renuka Uppaluri (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

‡10.15	Alere Inc. 2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date February 25, 2015, filed on March 3, 2015)

‡10.16	Letter Agreement dated as of March 19, 2015 between Alere Inc. and James F. Hinrichs (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on April 9, 2015)

Exhibit No.	Description

‡10.17	Severance Agreement and Release dated as of September 30, 2015 between Alere Inc. and David Teitel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 30, 2015, filed on October 6, 2015)

‡10.18	Purchase Agreement dated as of November 28, 2012 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date November 28, 2012, filed on November 30, 2012)

10.19	Purchase Agreement dated as of May 13, 2013 among Alere Inc., the subsidiary guarantors named therein and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 10, 2013, filed on May 16, 2013)

10.20	Purchase Agreement dated as of June 11, 2015 among Alere Inc., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 10, 2015, filed on June 16, 2015)

10.21	Credit Agreement dated as of June 18, 2015 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, Goldman Sachs Bank USA, as B Term Loan Administrative Agent, General Electric Capital Corporation, as Collateral Agent, Pro Rata Administrative Agent and Syndication Agent, Citizens Bank, N.A. and DNB Bank ASA, New York Branch, as Co-Documentation Agents, and Goldman Sachs Bank USA, GE Capital Markets, Inc., J.P. Morgan Securities LLC, DNB Markets, Inc., RBC Capital Markets, HSBC Securities (USA) Inc. and Citizens Bank, N.A., as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 18, 2015, filed on June 24, 2015)

10.22	First Amendment, dated as of April 22, 2016, among Alere Inc., certain subsidiaries of Alere Inc., the several lenders from time to time party thereto, Goldman Sachs Bank USA as B term loan administrative agent, Healthcare Financial Solutions, LLC, as pro rata administrative agent, to the secured Credit Agreement, dated as of June 18, 2015, among Alere Inc., the several lenders from time to time party thereto, the Administrative Agents and certain other agents and arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date April 22, 2016, filed on April 28, 2016)

10.23	Second Amendment, dated as of August 18, 2016, among Alere Inc., certain subsidiaries of Alere Inc., the several lenders from time to time party thereto, Goldman Sachs Bank USA as B term loan administrative agent, Healthcare Financial Solutions, LLC, as pro rata administrative agent, to the secured Credit Agreement, dated as of June 18, 2015, among Alere Inc., the several lenders from time to time party thereto, the Administrative Agents and certain other agents and arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date August 18, 2016, filed on August 18, 2016)

10.24	Guaranty and Security Agreement dated as of June 18, 2015 among Alere Inc., as Borrower, each other Grantor party thereto and General Electric Capital Corporation, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 18, 2015, filed on June 24, 2015)

‡10.25	Offer Letter, dated December 29, 2015, between Alere Inc. and Jonathan Wygant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on August 17, 2016)

Exhibit No.	Description

‡10.26	Change in Control Severance Agreement, dated January 12, 2016, between Alere Inc. and Jonathan Wygant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on August 17, 2016)

‡10.27	Alere Inc. 2016 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on August 17, 2016)

**21.1	List of Subsidiaries of the Company as of May 1, 2017

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

**101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014, (b) our Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2016, 2015 and 2014, (c) our Consolidated Balance Sheets as of December 31, 2016 and 2015, (d) our Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014 and (f) the Notes to such consolidated financial statements.

*	The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.
**	Filed herewith.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: June 5, 2017	By:	/s/ Namal Nawana
Namal Nawana
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Namal Nawana Namal Nawana	Chief Executive Officer, President and Director (Principal Executive Officer)	June 5, 2017

/s/ James F. Hinrichs James F. Hinrichs	Chief Financial Officer (Principal Financial Officer)	June 5, 2017

/s/ Jonathan Wygant Jonathan Wygant	Chief Accounting Officer (Principal Accounting Officer)	June 5, 2017

/s/ Geoffrey Ginsburg Geoffrey Ginsburg	Director	June 5, 2017

/s/ Carol R. Goldberg Carol R. Goldberg	Director	June 5, 2017

/s/ John F. Levy John F. Levy	Director	June 5, 2017

/s/ Brian Markison Brian Markison	Director	June 5, 2017

/s/ Thomas McKillop Thomas McKillop	Director	June 5, 2017

/s/ Gregg J. Powers Gregg J. Powers	Chairman, Director	June 5, 2017

/s/ John A. Quelch John A. Quelch	Director	June 5, 2017

/s/ James Roosevelt, Jr. James Roosevelt, Jr.	Director	June 5, 2017

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alere Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows present fairly, in all material respects, the financial position of Alere Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to i) an insufficient complement of resources at the Company’s subsidiaries with appropriate knowledge, experience and training in accounting for revenue recognition, ii) ineffective controls over information and communication as it relates to revenue recognition at the Company’s subsidiaries, iii) ineffectively designed controls over the review of terms of purchase orders and customer contracts related to revenue recognition, iv) ineffectively designed controls to ensure that revenue would not be recognized until title and risk of loss had passed, and v) an ineffective control environment at the Company’s South Korean subsidiary, Standard Diagnostics, where certain employees at Standard Diagnostics engaged in inappropriate conduct and circumvented controls, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2015 and 2014 financial statements to correct misstatements.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

June 5, 2017

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015 (As Restated)	2014 (As Restated)
Net product sales	$1,883,576	$1,946,330	$2,023,963
Services revenue	480,761	492,308	531,988

Net product sales and services revenue	2,364,337	2,438,638	2,555,951
License and royalty revenue	11,998	16,977	21,050

Net revenue	2,376,335	2,455,615	2,577,001

Cost of net product sales	978,347	1,039,146	1,063,000
Cost of services revenue	304,871	304,388	294,949

Cost of net product sales and services revenue	1,283,218	1,343,534	1,357,949
Cost of license and royalty revenue	3,250	3,781	5,592

Cost of net revenue	1,286,468	1,347,315	1,363,541

Gross profit	1,089,867	1,108,300	1,213,460
Operating expenses:
Research and development	112,122	119,453	144,828
Sales and marketing	403,055	434,439	513,049
General and administrative	563,776	374,156	453,163
Impairment and (gain) loss on dispositions, net	(3,810)	50,540	7,742

Operating income	14,724	129,712	94,678
Interest expense, including amortization of original issue discounts and deferred financing costs	(171,651)	(216,997)	(209,191)
Other income (expense), net	4,529	2,743	(3,407)

Loss from continuing operations before provision (benefit) for income taxes	(152,398)	(84,542)	(117,920)
Provision (benefit) for income taxes	35,376	(53,564)	71,030

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(187,774)	(30,978)	(188,950)
Equity earnings of unconsolidated entities, net of tax	50,505	15,530	17,509

Loss from continuing operations	(137,269)	(15,448)	(171,441)
Income from discontinued operations, net of tax	—	219,513	138,318

Net income (loss)	(137,269)	204,065	(33,123)
Less: Net income attributable to non-controlling interests	350	381	30

Net income (loss) attributable to Alere Inc. and Subsidiaries	(137,619)	203,684	(33,153)
Preferred stock dividends	(21,350)	(21,293)	(21,293)

Net income (loss) available to common stockholders	$(158,969)	$182,391	$(54,446)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(1.83)	$(0.43)	$(2.33)
Income from discontinued operations	—	2.57	1.67

Net income (loss) per common share	$(1.83)	$2.14	$(0.66)

Weighted-average shares — basic and diluted	86,796	85,420	82,938

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2016	2015 (As Restated)	2014 (As Restated)
Net (loss) income	$(137,269)	$204,065	$(33,123)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(122,287)	(146,438)	(166,448)
Unrealized losses on available for sale securities	—	—	(17)
Unrealized gains on hedging instruments	—	—	38
Minimum pension liability adjustment	(207)	(1,173)	(169)

Other comprehensive loss, before tax	(122,494)	(147,611)	(166,596)
Income tax provision (benefit) related to items of other comprehensive loss	127	56	(173)

Other comprehensive loss, net of tax	(122,621)	(147,667)	(166,423)

Comprehensive (loss) income	(259,890)	56,398	(199,546)
Less: Comprehensive income attributable to non-controlling interests	350	381	30

Comprehensive (loss) income attributable to Alere Inc. and Subsidiaries	$(260,240)	$56,017	$(199,576)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31,
	2016	2015 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$567,215	$502,200
Restricted cash	51,550	5,694
Marketable securities	76	164
Accounts receivable, net of allowances of $75,798 and $89,701 at December 31, 2016 and December 31, 2015, respectively	413,535	436,924
Inventories, net	308,920	350,949
Prepaid expenses and other current assets	118,607	114,514
Assets held for sale – current	—	4,165

Total current assets	1,459,903	1,414,610
Property, plant and equipment, net	441,190	446,039
Goodwill	2,759,366	2,836,915
Other intangible assets with indefinite lives	27,164	28,110
Finite-lived intangible assets, net	805,577	997,281
Restricted cash	2,171	43,228
Other non-current assets	14,966	18,078
Investments in unconsolidated entities	72,225	65,333
Deferred tax assets	20,483	13,993
Non-current income tax receivable and prepaid	45,234	41,236
Assets held for sale – non-current	—	13,337

Total assets	$5,648,279	$5,918,160

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$82,370	$199,992
Current portion of capital lease obligations	3,064	3,962
Accounts payable	195,879	195,752
Accrued expenses and other current liabilities	394,843	322,637
Liabilities related to assets held for sale – current	—	363

Total current liabilities	676,156	722,706

Long-term liabilities:
Long-term debt, net of current portion	2,858,205	2,831,166
Capital lease obligations, net of current portion	7,221	7,181
Deferred tax liabilities	119,098	147,618
Other long-term liabilities	155,992	154,193

Total long-term liabilities	3,140,516	3,140,158

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,701 and $709,763 at December 31, 2016 and 2015, respectively); Authorized: 2,300 shares; Issued: 2,065 shares at December 31, 2016 and 2015, respectively; Outstanding: 1,774 shares at December 31, 2016 and 2015, respectively	606,406	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 94,770 shares and 94,043 shares at December 31, 2016 and 2015, respectively; Outstanding: 87,091 shares and 86,364 shares at December 31, 2016 and 2015, respectively	95	94
Additional paid-in capital	3,474,979	3,438,732
Accumulated deficit	(1,607,119)	(1,469,514)
Treasury stock, at cost, 7,679 shares at December 31, 2016 and 2015	(184,971)	(184,971)
Accumulated other comprehensive loss	(462,398)	(339,777)

Total stockholders’ equity	1,826,992	2,051,032
Non-controlling interests	4,615	4,264

Total equity	1,831,607	2,055,296

Total liabilities and equity	$5,648,279	$5,918,160

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(As Restated)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost		Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount					Number of Shares	Value
BALANCE, DECEMBER 31, 2013, as previously reported	1,774	$606,468	89,666	$90	$3,319,168	$(1,639,291)	7,679	$(184,971)	$(25,687)	$2,075,777	$4,882	$2,080,659
Correction of prior period misstatements	—	—	—	—	—	(755)	—	—	—	(755)	—	(755)
BALANCE, DECEMBER 31, 2013, as restated	1,774	606,468	89,666	90	3,319,168	(1,640,046)	7,679	(184,971)	(25,687)	2,075,022	4,882	2,079,904
Issuance of common stock under employee compensation plans	—	—	1,866	2	51,553	—	—	—	—	51,555	—	51,555
Preferred stock dividends	—	—	—	—	(21,293)	—	—	—	—	(21,293)	—	(21,293)
Stock-based compensation expense	—	—	—	—	12,452	—	—	—	—	12,452	—	12,452
Excess tax benefits on exercised stock options	—	—	—	—	(6,208)	(1)	—	—	—	(6,209)	—	(6,209)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	4	4	—	4
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	—	(166,448)	(166,448)	—	(166,448)
Unrealized net gain (loss) on hedging instruments and marketable securities, net of tax	—	—	—	—	—	—	—	—	21	21	—	21
Non-controlling interest share purchase	—	—	—	—	—	—	—	—	—	—	(766)	(766)
Net income (loss)	—	—	—	—	—	(33,153)	—	—	—	(33,153)	30	(33,123)

BALANCE, DECEMBER 31, 2014, as restated	1,774	$606,468	91,532	$92	$3,355,672	$(1,673,200)	7,679	$(184,971)	$(192,110)	$1,911,951	$4,146	$1,916,097

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(As Restated)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost		Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount					Number of Shares	Value
BALANCE, DECEMBER 31, 2014, as restated	1,774	$606,468	91,532	$92	$3,355,672	$(1,673,200)	7,679	$(184,971)	$(192,110)	$1,911,951	$4,146	$1,916,097
Issuance of common stock under employee compensation plans	—	—	2,600	2	79,183	—	—	—	—	79,185	—	79,185
Net issuance of common stock to settle taxes on restricted stock units	—	—	(89)	—	(4,168)	—	—	—	—	(4,168)	—	(4,168)
Preferred stock dividends	—	—	—	—	(21,293)	—	—	—	—	(21,293)	—	(21,293)
Stock-based compensation expense	—	—	—	—	26,391	—	—	—	—	26,391	—	26,391
Excess tax benefits on exercised stock options	—	—	—	—	2,947	2	—	—	—	2,949	—	2,949
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	(1,229)	(1,229)	—	(1,229)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	—	(146,438)	(146,438)	—	(146,438)
Non-controlling interest capital contribution	—	—	—	—	—	—	—	—	—	—	50	50
Non-controlling interest dividend	—	—	—	—	—	—	—	—	—	—	(313)	(313)
Net income	—	—	—	—	—	203,684	—	—	—	203,684	381	204,065

BALANCE, DECEMBER 31, 2015, as restated	1,774	$606,468	94,043	$94	$3,438,732	$(1,469,514)	7,679	$(184,971)	$(339,777)	$2,051,032	$4,264	$2,055,296

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost		Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount					Number of Shares	Value
BALANCE, DECEMBER 31, 2015, as restated	1,774	$606,468	94,043	$94	$3,438,732	$(1,469,514)	7,679	$(184,971)	$(339,777)	$2,051,032	$4,264	$2,055,296
Issuance of common stock under employee compensation plans	—	—	783	1	18,933	—	—	—	—	18,934	—	18,934
Preferred stock and convertible debt conversion	—	(62)	5	—	236	—	—	—	—	174	—	174
Net issuance of common stock to settle taxes on restricted stock units	—	—	(61)	—	(2,843)	—	—	—	—	(2,843)	—	(2,843)
Preferred stock dividends	—	—	—	—	(21,292)	—	—	—	—	(21,292)	—	(21,292)
Stock-based compensation expense	—	—	—	—	41,796	—	—	—	—	41,796	—	41,796
Excess tax benefits on exercised stock options	—	—	—	—	(583)	14	—	—	—	(569)	1	(568)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(334)	(334)	—	(334)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	—	(122,287)	(122,287)	—	(122,287)
Net income (loss)	—	—	—	—	—	(137,619)	—	—	—	(137,619)	350	(137,269)

BALANCE, DECEMBER 31, 2016	1,774	$606,406	94,770	$95	$3,474,979	$(1,607,119)	7,679	$(184,971)	$(462,398)	$1,826,992	$4,615	$1,831,607

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended December 31,
	2016	2015 (As Restated)	2014 (As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(137,269)	$204,065	$(33,123)
Income from discontinued operations, net of tax	—	219,513	138,318

Income (loss) from continuing operations	(137,269)	(15,448)	(171,441)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	13,369	12,831	16,233
Depreciation and amortization	285,608	309,264	336,029
Non-cash stock-based compensation expense	41,796	26,391	12,452
Tax benefit related to discontinued operations retained by Alere Inc.	—	—	9,845
Impairment of inventory	2,667	15,597	3,124
Impairment of long-lived assets	1,792	3,708	7,019
Loss on sale of fixed assets	3,551	3,925	6,545
Equity earnings of unconsolidated entities, net of tax	(50,505)	(15,530)	(17,509)
Deferred income taxes	(36,010)	(99,389)	12,254
Loss on extinguishment of debt	—	19,886	—
Impairment and net (gain) loss on business disposition	(3,810)	50,540	7,742
Other non-cash items	(463)	28,782	4,965
Non-cash change in fair value of contingent consideration	(13,309)	(59,871)	7,677
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	26,698	(6,680)	(4,264)
Inventories, net	(13,655)	(63,935)	(67,532)
Prepaid expenses and other current assets	(19,921)	(5,295)	(51,998)
Accounts payable	4,362	(10,783)	47,851
Accrued expenses and other current liabilities	51,490	22,643	37,886
Other non-current assets and liabilities	23,329	(3,357)	13,254
Cash paid for contingent consideration	(430)	(6,315)	(22,077)

Net cash provided by continuing operations	179,290	206,964	188,055
Net cash provided by discontinued operations	—	318	43,468

Net cash provided by operating activities	179,290	207,282	231,523

Cash Flows from Investing Activities:
Increase in restricted cash	(4,721)	(13,715)	(5,446)
Purchases of property, plant and equipment	(67,694)	(90,778)	(100,562)
Proceeds from sale of property, plant and equipment	1,428	2,099	1,486
Cash received from business dispositions, net of cash divested	21,470	675,823	45,076
Cash paid for business acquisitions, net of cash acquired	(5,958)	(60,135)	(75)
Cash received from investments	—	—	198
Cash paid for equity investment	(184)	—	—
Proceeds from sale of equity investment	40,751	—	8,546
Cash received from sales of marketable securities	87	92	580
Cash received from equity method investments	16,989	26,136	980
Decrease (increase) in other assets	460	(1,794)	986

Net cash provided by (used in) continuing operations	2,628	537,728	(48,231)
Net cash used in discontinued operations	—	(209)	(8,972)

Net cash provided by (used in) investing activities	2,628	537,519	(57,203)

Cash Flows from Financing Activities:
Cash paid for financing costs	(29,187)	(16,188)	(1,528)
Cash paid for contingent consideration	(680)	(14,223)	(32,902)
Cash paid for dividends	(21,292)	(21,293)	(21,293)
Proceeds from issuance of common stock, net of issuance costs	18,934	79,185	51,555
Proceeds from issuance of short-term debt	—	1,511	806
Proceeds from issuance of long-term debt	459	2,162,162	58
Payments on short-term debt	(1,722)	(25,584)	—
Payments on long-term debt	(198,316)	(2,656,386)	(65,122)
Net proceeds (payments) under revolving credit facilities	126,017	(127,536)	(42,522)
Excess tax benefits on exercised stock options	—	—	972
Principal payments on capital lease obligations	(4,032)	(5,618)	(6,085)
Purchase of non-controlling interest	—	—	(623)
Other	—	(8,937)	—

Net cash used in continuing operations	(109,819)	(632,907)	(116,684)
Net cash used in discontinued operations	0	(76)	(1,471)

Net cash used in financing activities	(109,819)	(632,983)	(118,155)

Foreign exchange effect on cash and cash equivalents	(7,084)	(11,379)	(16,312)

Net increase in cash and cash equivalents	65,015	100,439	39,853
Cash and cash equivalents, beginning of period – continuing operations	502,200	378,461	355,431
Cash and cash equivalents, beginning of period – discontinued operations	—	23,300	6,477

Cash and cash equivalents, end of period	567,215	502,200	401,761
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$567,215	$502,200	$378,461

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

Our operating segments are currently (i) professional diagnostics; (ii) consumer diagnostics; and (iii) other non-reportable. In January 2015, we sold our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, which we refer to collectively as our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that was retained by Alere was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two reportable operating segments: (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, in this Annual Report on Form 10-K, we will now report our Alere Home Monitoring business as a separate segment under the heading “other non-reportable segment.” Alere Home Monitoring distributes PT/INR coagulation monitors and facilitates the distribution of equipment and supplies to power and control customers’ implanted ventricular assist devices, or VADs, as well as telemonitoring services that allows VAD coordinators to monitor patients soon after discharge and receive alerts when critical patient values fall outside pre-established ranges.

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

Certain amounts presented may not recalculate directly, due to rounding.

(2)  Restatement of Previously Issued Financial Statements

On April 12, 2017, management and the Audit Committee of our Board of Directors concluded that our financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 should not be relied on.

This Annual Report on Form 10-K for the year ended December 31, 2016 includes restated annual financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014, as well as restated unaudited condensed financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016, which we refer to

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

herein as the Restatement. Our consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 included in this Annual Report on Form 10-K have been restated from the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (as filed with the Securities and Exchange Commission on August 8, 2016).

The Restatement was the result of the failure to correctly apply U.S. GAAP regarding the timing of revenue recognition primarily related to transactions in which we recognized revenue prior to full satisfaction of all contractual criteria for title and risk of loss passing to the customer as required by U.S. GAAP. The principal cause of these misstatements in the timing of revenue recognition is attributable to inappropriate conduct at our Standard Diagnostics subsidiary. These misstatements were primarily the result of conduct and practices initiated by a former employee in the sales organization. The inappropriate conduct and practices involved, among other things, misrepresentation and/or fabrication of documents used to validate revenue recognition that were intentionally concealed from our senior leadership team and our external auditors at the time of the transactions and during the global revenue recognition assessment conducted as part of the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further, other Standard Diagnostics employees (in some cases subordinates of the initiating employee and local finance management responsible for other controls at Standard Diagnostics) were involved in the inappropriate conduct or acted to conceal it. In addition, the Restatement reflects corrections for certain other misstatements that we identified in 2017 relating to 2014, 2015 and 2016. These adjustments relate to (a) misstatements in the classification of certain amounts between current assets, noncurrent assets and current liabilities, (b) misstatements in the classification of certain legal-related charges between non-operating expenses and operating expenses, and (c) misstatements to general and administrative expenses to correct the timing of bad debt expenses and fair value adjustments related to contingent consideration liabilities from acquisitions. The Restatement had the impact of increasing accumulated deficit on the consolidated statement of stockholders’ equity as of December 31, 2013 by $0.8 million. The Restatement did not result in a change to our previously reported total amounts for net cash flows from operating activities, investing activities, or financing activities. There was no impact to net change in cash and cash equivalents for any previously reported periods. Certain corrections of classifications within the operating cash flow section were impacted by the Restatement, as set forth in the tables below.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding restatement amounts (see Note 28 presenting the restated quarterly financial statements for 2016 and 2015):

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2015
	As Previously Reported	Restatement Adjustment(1)	As Restated
Net product sales	$1,954,031	$(7,701)	$1,946,330
Services revenue	492,308	—	492,308

Net product sales and services revenue	2,446,339	(7,701)	2,438,638
License and royalty revenue	16,977	—	16,977

Net revenue	2,463,316	(7,701)	2,455,615

Cost of net product sales	1,042,603	(3,457)	1,039,146
Cost of services revenue	304,388	—	304,388

Cost of net product sales and services revenue	1,346,991	(3,457)	1,343,534
Cost of license and royalty revenue	3,781	—	3,781

Cost of net revenue	1,350,772	(3,457)	1,347,315

Gross profit	1,112,544	(4,244)	1,108,300
Operating expenses:
Research and development	119,453	—	119,453
Sales and marketing	435,131	(692)	434,439
General and administrative	369,570	4,586	374,156
Impairment and loss on dispositions, net	50,540	—	50,540

Operating income	137,850	(8,138)	129,712
Interest expense, including amortization of original issue discounts and deferred financing costs	(216,997)	—	(216,997)
Other income (expense), net	(1,843)	4,586	2,743

Loss from continuing operations before provision (benefit) for income taxes	(80,990)	(3,552)	(84,542)
Provision (benefit) for income taxes	(52,704)	(860)	(53,564)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(28,286)	(2,692)	(30,978)
Equity earnings of unconsolidated entities, net of tax	15,530	—	15,530

Income (loss) from continuing operations	(12,756)	(2,692)	(15,448)
Income (loss) from discontinued operations, net of tax	219,513	—	219,513

Net income (loss)	206,757	(2,692)	204,065
Less: Net income attributable to non-controlling interests	381	—	381

Net income (loss) attributable to Alere Inc. and Subsidiaries	206,376	(2,692)	203,684
Preferred stock dividends	(21,293)	—	(21,293)

Net income (loss) available to common stockholders	$185,083	$(2,692)	$182,391

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.40)	$(0.03)	$(0.43)
Income (loss) from discontinued operations	2.57	—	2.57

Net income (loss) per common share	$2.17	$(0.03)	$2.14

Weighted-average shares — basic and diluted	85,420	—	85,420

(1)	All adjustments are related to the Standard Diagnostics revenue recognition matter, except for the $4,586 adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

	Year Ended December 31, 2015
	As Previously Reported	Restatement Adjustment(1)	As Restated
Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$58,709	$(2,692)	$56,017

(1)	The restatement adjustment to total comprehensive income (loss) attributable to Alere Inc. and Subsidiaries is comprised solely of the restatement adjustment to net income (loss) for the period.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2015
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$502,200	$—	$502,200
Restricted cash	5,694	—	5,694
Marketable securities	164	—	164
Accounts receivable, net of allowances of $89,701 at December 31, 2015	445,833	(8,909)	436,924
Inventories, net	347,001	3,948	350,949
Prepaid expenses and other current assets	152,233	(37,719)	114,514
Assets held for sale — current	4,165	—	4,165

Total current assets	1,457,290	(42,680)	1,414,610
Property, plant and equipment, net	446,039	—	446,039
Goodwill	2,836,915	—	2,836,915
Other intangible assets with indefinite lives	28,110	—	28,110
Finite-lived intangible assets, net	997,281	—	997,281
Restricted cash	43,228	—	43,228
Other non-current assets	18,078	—	18,078
Investments in unconsolidated entities	65,333	—	65,333
Deferred tax assets	13,993	—	13,993
Non-current income tax receivable and prepaid	3,517	37,719	41,236
Assets held for sale — non-current	13,337	—	13,337

Total assets	$5,923,121	$(4,961)	$5,918,160

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$199,992	$—	$199,992
Current portion of capital lease obligations	3,962	—	3,962
Accounts payable	195,752	—	195,752
Accrued expenses and other current liabilities	324,465	(1,828)	322,637
Liabilities related to assets held for sale — current	363	—	363

Total current liabilities	724,534	(1,828)	722,706

Long-term liabilities:
Long-term debt, net of current portion	2,831,166	—	2,831,166
Capital lease obligations, net of current portion	7,181	—	7,181
Deferred tax liabilities	147,618	—	147,618
Other long-term liabilities	154,193	—	154,193

Total long-term liabilities	3,140,158	—	3,140,158

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at December 31, 2015); Authorized: 2,300 shares; Issued: 2,065 shares at December 31, 20154; Outstanding: 1,774 shares at December 31, 2015	606,468	—	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 94,043 shares at December 31, 2015, Outstanding: 86,364 shares at December 31, 2015	94	—	94
Additional paid-in capital	3,438,732	—	3,438,732
Accumulated deficit	(1,466,381)	(3,133)	(1,469,514)
Treasury stock, at cost, 7,679 shares at December 31, 2015	(184,971)	—	(184,971)
Accumulated other comprehensive loss	(339,777)	—	(339,777)

Total stockholders’ equity	2,054,165	(3,133)	2,051,032
Non-controlling interests	4,264	—	4,264

Total equity	2,058,429	(3,133)	2,055,296

Total liabilities and equity	$5,923,121	$(4,961)	$5,918,160

(1)	The figures presented in this column represent the amounts that were presented originally in the Annual Report on Form 10-K for 2015, as adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 (as discussed in Note 5(w)), which resulted in the reclassification of $34,050 of debt issuance costs from other non-current assets to long-term debt, net of current portion as of December 31, 2015.

(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities, except for the $37,719 classification adjustment between current assets and non-current assets. That adjustment relates to the correction of a classification error related to a prepaid income tax balance.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2015
	As Previously Reported	Restatement Adjustment(1)	As Restated
Cash Flows from Operating Activities:
Net income (loss)	$206,757	$(2,692)	$204,065
Income (loss) from discontinued operations, net of tax	219,513	—	219,513

Income (loss) from continuing operations	(12,756)	(2,692)	(15,448)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	12,831	—	12,831
Depreciation and amortization	309,264	—	309,264
Non-cash stock-based compensation expense	26,391	—	26,391
Impairment of inventory	15,597	—	15,597
Impairment of intangible and long-lived assets	3,708	—	3,708
Loss on sale of fixed assets	3,925	—	3,925
Equity earnings of unconsolidated entities, net of tax	(15,530)	—	(15,530)
Deferred income taxes	(99,389)	—	(99,389)
Loss on extinguishment of debt	19,886	—	19,886
Loss related to impairment and net loss on disposition	50,540	—	50,540
Other non-cash items	28,782	—	28,782
Non-cash change in fair value of contingent purchase price consideration	(59,871)	—	(59,871)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(14,380)	7,700	(6,680)
Inventories, net	(60,478)	(3,457)	(63,935)
Prepaid expenses and other current assets	(43,014)	37,719	(5,295)
Accounts payable	(10,783)	—	(10,783)
Accrued expenses and other current liabilities	24,194	(1,551)	22,643
Other non-current assets and liabilities	34,362	(37,719)	(3,357)
Cash paid for contingent consideration	(6,315)	—	(6,315)

Net cash provided by continuing operations	206,964	—	206,964
Net cash provided by discontinued operations	318	—	318

Net cash provided by operating activities	207,282	—	207,282

Cash Flows from Investing Activities:
Increase in restricted cash	(13,715)	—	(13,715)
Purchases of property, plant and equipment	(90,778)	—	(90,778)
Proceeds from sale of property, plant and equipment	2,099	—	2,099
Cash received from business dispositions, net of cash divested	675,823	—	675,823
Cash paid for business acquisitions, net of cash acquired	(60,135)	—	(60,135)
Cash received from sales of marketable securities	92	—	92
Cash received from equity method investments	26,136	—	26,136
(Increase) decrease in other assets	(1,794)	—	(1,794)

Net cash provided by (used in) continuing operations	537,728	—	537,728
Net cash used in discontinued operations	(209)	—	(209)

Net cash provided by (used in) investing activities	537,519	—	537,519

Cash Flows from Financing Activities:
Cash paid for financing costs	(16,188)	—	(16,188)
Cash paid for contingent purchase price consideration	(14,223)	—	(14,223)
Cash paid for dividends	(21,293)	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs	79,185	—	79,185
Proceeds from issuance of short-term debt	1,511	—	1,511
Proceeds from issuance of long-term debt	2,162,162	—	2,162,162
Payments on short-term debt	(25,584)	—	(25,584)
Payments on long-term debt	(2,656,386)	—	(2,656,386)
Net (payments) proceeds under revolving credit facilities	(127,536)	—	(127,536)
Principal payments on capital lease obligations	(5,618)	—	(5,618)
Other	(8,937)	—	(8,937)

Net cash provided by (used in) continuing operations	(632,907)	—	(632,907)
Net cash used in discontinued operations	(76)	—	(76)

Net cash provided by (used in) financing activities	(632,983)	—	(632,983)

Foreign exchange effect on cash and cash equivalents	(11,379)	—	(11,379)

Net increase in cash and cash equivalents	100,439	—	100,439
Cash and cash equivalents, beginning of period — continuing operations	378,461	—	378,461
Cash and cash equivalents, beginning of period — discontinued operations	23,300	—	23,300

Cash and cash equivalents, end of period	502,200	—	502,200
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	—

Cash and cash equivalents of continuing operations, end of period	$502,200	$—	$502,200

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities, except for the $37,719 classification adjustment between current assets and non-current assets. That adjustment relates to the correction of a classification error related to a prepaid income tax balance.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2014
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
Net product sales	$2,022,240	$1,723	$2,023,963
Services revenue	531,988	—	531,988

Net product sales and services revenue	2,554,228	1,723	2,555,951
License and royalty revenue	21,050	—	21,050

Net revenue	2,575,278	1,723	2,577,001

Cost of net product sales	1,062,499	501	1,063,000
Cost of services revenue	294,949	—	294,949

Cost of net product sales and services revenue	1,357,448	501	1,357,949
Cost of license and royalty revenue	5,592	—	5,592

Cost of net revenue	1,363,040	501	1,363,541

Gross profit	1,212,238	1,222	1,213,460
Operating expenses:
Research and development	144,828	—	144,828
Sales and marketing	512,961	88	513,049
General and administrative	453,628	(465)	453,163
Impairment and loss on dispositions, net	7,742	—	7,742

Operating income	93,079	1,599	94,678
Interest expense, including amortization of original issue discounts and deferred financing costs	(209,191)	—	(209,191)
Other income (expense), net	(2,221)	(1,186)	(3,407)

Loss from continuing operations before provision (benefit) for income taxes	(118,333)	413	(117,920)
Provision (benefit) for income taxes	70,930	100	71,030

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(189,263)	313	(188,950)
Equity earnings of unconsolidated entities, net of tax	17,509	—	17,509

Income (loss) from continuing operations	(171,754)	313	(171,441)
Income (loss) from discontinued operations, net of tax	138,318	—	138,318

Net income (loss)	(33,436)	313	(33,123)
Less: Net income attributable to non-controlling interests	30	—	30

Net income (loss) attributable to Alere Inc. and Subsidiaries	(33,466)	313	(33,153)
Preferred stock dividends	(21,293)	—	(21,293)

Net income (loss) available to common stockholders	$(54,759)	$313	$(54,446)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(2.33)	$—	$(2.33)
Income (loss) from discontinued operations	1.67	—	1.67

Net income (loss) per common share	$(0.66)	$—	$(0.66)

Weighted-average shares — basic and diluted	82,938	—	82,938

(1)	The figures presented in this column represent the amounts most recently presented in our Annual Report on Form 10-K for 2015 and, in connection with the presentation in such Form 10-K, such amounts had been revised from the figures presented in the earlier Annual Report on Form 10-K/A for 2014 due principally to a $13,426 adjustment to decrease revenue and the associated decreases to expenses and the income tax provision with an overall adjustment of $4,274 to increase net income (loss), which were identified during the preparation of the Annual Report on Form 10-K for 2015.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

(2)	All adjustments are related to the Standard Diagnostics revenue recognition matter, except for the $(1,186) adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

	Year Ended December 31, 2014
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(199,889)	$313	$(199,576)

(1)	The figures presented in this column represent the amounts most recently presented in our Annual Report on Form 10-K for 2015 and, in connection with the presentation in such Form 10-K, such amounts had been revised from the figures presented earlier in the Annual Report on Form 10-K/A for 2014 due to the adjustments to net income (loss), which were identified during the preparation of the Annual Report on Form 10-K for 2015.

(2)	The restatement adjustment to total comprehensive income (loss) attributable to Alere Inc. and Subsidiaries is comprised solely of the restatement adjustment to net income (loss) for the period.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2014
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
Cash Flows from Operating Activities:
Net income (loss)	$(33,436)	$313	$(33,123)
Income (loss) from discontinued operations, net of tax	138,318	—	138,318

Income (loss) from continuing operations	(171,754)	313	(171,441)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	16,233	—	16,233
Depreciation and amortization	336,029	—	336,029
Non-cash stock-based compensation expense	12,452	—	12,452
Tax benefit related to discontinued operations retained by Alere Inc.	9,845	—	9,845
Impairment of inventory	3,124	—	3,124
Impairment of intangible and long-lived assets	7,019	—	7,019
Loss on sale of fixed assets	6,545	—	6,545
Equity earnings of unconsolidated entities, net of tax	(17,509)	—	(17,509)
Deferred income taxes	12,254	—	12,254
Loss related to impairment and net loss on disposition	7,742	—	7,742
Other non-cash items	4,965	—	4,965
Non-cash change in fair value of contingent purchase price consideration	7,677	—	7,677
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,262)	(1,002)	(4,264)
Inventories, net	(68,033)	501	(67,532)
Prepaid expenses and other current assets	(51,998)	—	(51,998)
Accounts payable	47,851	—	47,851
Accrued expenses and other current liabilities	37,698	188	37,886
Other non-current assets and liabilities	13,254	—	13,254
Cash paid for contingent consideration	(22,077)	—	(22,077)

Net cash provided by continuing operations	188,055	—	188,055
Net cash provided by discontinued operations	43,468	—	43,468

Net cash provided by operating activities	231,523	—	231,523

Cash Flows from Investing Activities:
Increase in restricted cash	(5,446)	—	(5,446)
Purchases of property, plant and equipment	(100,562)	—	(100,562)
Proceeds from sale of property, plant and equipment	1,486	—	1,486
Cash received from business dispositions, net of cash divested	45,076	—	45,076
Cash paid for business acquisitions, net of cash acquired	(75)	—	(75)
Cash received from investments	198	—	198
Proceeds from sale of equity investment	8,546	—	8,546
Cash received from sales of marketable securities	580	—	580
Cash received from equity method investments	980	—	980
(Increase) decrease in other assets	986	—	986

Net cash provided by (used in) continuing operations	(48,231)	—	(48,231)
Net cash used in discontinued operations	(8,972)	—	(8,972)

Net cash provided by (used in) investing activities	(57,203)	—	(57,203)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,528)	—	(1,528)
Cash paid for contingent purchase price consideration	(32,902)	—	(32,902)
Cash paid for dividends	(21,293)	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs	51,555	—	51,555
Proceeds from issuance of short-term debt	806	—	806
Proceeds from issuance of long-term debt	58	—	58
Payments on long-term debt	(65,122)	—	(65,122)
Net (payments) proceeds under revolving credit facilities	(42,522)	—	(42,522)
Excess tax benefits on exercised stock options	972	—	972
Principal payments on capital lease obligations	(6,085)	—	(6,085)
Purchase of non-controlling interest	(623)	—	(623)

Net cash provided by (used in) continuing operations	(116,684)	—	(116,684)
Net cash used in discontinued operations	(1,471)	—	(1,471)

Net cash provided by (used in) financing activities	(118,155)	—	(118,155)

Foreign exchange effect on cash and cash equivalents	(16,312)	—	(16,312)

Net increase in cash and cash equivalents	39,853	—	39,853
Cash and cash equivalents, beginning of period – continuing operations	355,431	—	355,431
Cash and cash equivalents, beginning of period – discontinued operations	6,477	—	6,477

Cash and cash equivalents, end of period	401,761	—	401,761
Less: Cash and cash equivalents of discontinued operations, end of period	23,300	—	23,300

Cash and cash equivalents of continuing operations, end of period	$378,461	$—	$378,461

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement of Previously Issued Financial Statements (Continued)

(1)	The figures presented in this column represent the amounts most recently presented in our Annual Report on Form 10-K for 2015 and, in connection with the presentation in such Form 10-K, such amounts had been previously revised from the figures presented earlier in the Annual Report on Form 10-K/A for 2014 due principally to a $19,236 increase in operating cash flow related to deferred income taxes and a $15,753 decrease in operating cash flow related to other non-current liabilities, which were identified during the preparation of the Annual Report on Form 10-K for 2015.

(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities.

(3)  Merger Agreement

Merger Agreement with Abbott Laboratories

On January 30, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Abbott Laboratories, or Abbott. The Merger Agreement provides for the merger of a wholly owned subsidiary of Abbott with and into Alere, or the merger, with Alere surviving the merger as a wholly owned subsidiary of Abbott, or the surviving corporation. Under the terms of the Merger Agreement, prior to its amendment (as described herein), holders of shares of our common stock were entitled to receive $56.00 in cash, without interest, in exchange for each share of common stock. On April 13, 2017, Abbott and Alere entered into an Amendment to Agreement and Plan of Merger, or the Merger Agreement Amendment which amends the Merger Agreement (as amended by the Merger Agreement Amendment, the Amended Merger Agreement), which provides, among other things, that the holders of shares of our common stock will receive $51.00 in cash, without interest, in exchange for each share of common stock. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. The Amended Merger Agreement has been approved by our Board of Directors.

Each share of our Series B Preferred Stock issued and outstanding immediately prior to the effective time of the merger will remain issued and outstanding immediately following the consummation of the merger as one share of Series B Convertible Preferred Stock, par value $0.001 per share, of the surviving corporation. Completion of the merger pursuant to the Amended Merger Agreement is subject to customary closing conditions, including (1) the adoption of the Amended Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of our common stock, (2) there being no judgment or law enjoining or otherwise prohibiting the consummation of the merger, (3) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of other required antitrust approvals and (4) the absence of a Material Adverse Effect (as defined in the Amended Merger Agreement). Under the terms of the Amended Merger Agreement, Abbott has agreed to make certain divestitures if necessary to obtain the consent of the antitrust authorities to the transaction contemplated by the Amended Merger Agreement, subject to certain exceptions set forth in the Amended Merger Agreement. The obligation of each of the parties to consummate the merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Amended Merger Agreement. The Amended Merger Agreement contains certain termination rights that allow the Amended Merger Agreement to be terminated in certain circumstances.

In addition, the Merger Agreement Amendment extends the date after which each of Alere and Abbott would have a right to terminate the Amended Merger Agreement to September 30, 2017, subject to the terms and conditions set forth in the Amended Merger Agreement. The Merger

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Merger Agreement (Continued)

Agreement Amendment reduces the termination fee that Alere may be required to pay Abbott under specified circumstances to $161 million, from $177 million. The Merger Agreement Amendment also provides that neither any matter set forth in Alere’s public filings made with the Securities and Exchange Commission, or SEC, between January 1, 2014 and April 13, 2017 nor any matter of which Abbott or any of Abbott’s representatives was made aware prior to April 13, 2017 could be taken into account in determining whether a Material Adverse Effect has occurred or would reasonably be expected to occur. Further, in addition to the qualifications set forth in the original Merger Agreement, the Amendment qualifies all of our representations and warranties made in the Amended Merger Agreement (including those made in the original Merger Agreement) by all matters set forth in our public filings made with the SEC between January 1, 2014 and April 13, 2017 and any matter known by Abbott or any of Abbott’s representatives prior to April 13, 2017.

In addition, the Merger Agreement Amendment changes Abbott’s commitment to provide Alere’s employees that continue with Abbott with specified levels of compensation and benefits to be a commitment through the first anniversary of the closing of the merger, rather than through December 31, 2017 and a 2018 long-term incentive award to each continuing employee employed by Abbott or its subsidiaries at the time annual long-term awards are made generally that is no less favorable than the long-term incentive award made to similarly situated employees of Abbott generally.

Antitrust Clearance

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

On January 25, 2017, the European Commission approved the merger under the EU Merger Regulation. The approval is conditional on, and the merger may not be completed until, Abbott has entered into binding agreements to divest the epoc and Triage product lines, as well as Alere’s activities relating to the commercialization of BNP assays to customers of Danaher for use on Beckman-Coulter laboratory analyzers, to one or more purchasers. The purchasers and terms of sale need to be approved by the European Commission. As of the date of the filing of this Annual Report on Form 10-K, we are not aware of any binding and definitive final agreements that have been entered into to divest any of the epoc product line, Triage product line or Alere’s activities relating to the commercialization of BNP assays to customers of Danaher for use on Beckman-Coulter analyzers.

On April 20, 2017, the South Korean antitrust authority informed Abbott that it would be expanding its review period by 90 days.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Merger Agreement (Continued)

As of the filing of this Annual Report on Form 10-K, antitrust approvals from the FTC, the Bureau and the South Korean antitrust authorities, each of which is required pursuant to the Amended Merger Agreement, have not been obtained.

For information relating to the litigation with Abbott and the Settlement Agreement with Abbott, see Note 13(c).

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

On October 10, 2014, we completed the sale of our ACS subsidiary, or ACS, to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with the Purchaser and Sumit Nagpal. In connection with the sale of ACS, we also agreed to sell our subsidiary Wellogic ME FZ — LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser, which we completed in June 2015. The ACS Companies were included in our former patient self-testing segment prior to the sale. The purchase price for the ACS Companies consisted of cash proceeds of $2.00 at closing and contingent consideration of up to an aggregate of $7.0 million, consisting of (i) payments based on the gross revenues of the ACS Companies, (ii) payments to be made in connection with financing transactions by the Purchaser or the ACS Companies and (iii) payments to be made in connection with a sale by the Purchaser of the ACS Companies. In connection with the sale, we agreed to reimburse the Purchaser for up to $750,000 of the Purchaser’s and the ACS Companies’ transitional expenses. We accounted for our divestiture of the ACS Companies in accordance with Accounting Standards Codification, or ASC, 205, Presentation of Financial Statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Discontinued Operations (Continued)

The following summarized financial information related to the businesses of the ACS Companies and the health management business has been segregated from continuing operations and has been reported as discontinued operations in our consolidated statements of operations for the applicable periods. The results of the health management business are included in the 2014 and 2015 periods presented, given our January 9, 2015 divestiture of this business. The results of the ACS Companies, other than Wellogic, are included in 2014, given our October 31, 2014 divestiture of this business. Neither the health management business nor the ACS Companies are reported in 2016. The results are as follows (in thousands):

	For The Years Ended December 31,
	2015	2014
Net revenue	$7,373	$359,496
Cost of net revenue	(4,413)	(203,115)
Research and development	—	—
Sales and marketing	(996)	(56,808)
General and administrative	(5,001)	(99,383)
Interest expense	(9)	(506)
Other income (expense), net	160	(1,799)
Gain on disposal	364,850	—

Income (loss) from discontinued operations before provision (benefit) for income taxes	361,964	(2,115)
Provision (benefit) for income taxes	142,451	(140,433)

Income (loss) from discontinued operations, net of tax	$219,513	$138,318

(5)  Summary of Significant Accounting Policies

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

(b)  Foreign Currencies

In general, the functional currencies of our foreign subsidiaries are the local currencies. For the purpose of consolidating the financial statements of our foreign subsidiaries, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date, while the stockholders’ equity accounts are translated at historical exchange rates. Translation gains and losses that result from the conversion of the balance sheets of the foreign subsidiaries into U.S. dollars are recorded to cumulative translation adjustment, which is a component of accumulated other comprehensive loss (Note 17) within stockholders’ equity. The revenue and expenses of our foreign subsidiaries are translated using the average of the rates of exchange in effect during each fiscal month.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

Net realized and unrealized foreign currency exchange transaction losses of $4.5 million, $4.8 million and $2.2 million during 2016, 2015 and 2014, respectively, are included as a component of other income (expense), net in the consolidated statements of operations.

(c)  Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2016 and 2015.

(d)  Restricted Cash

We had restricted cash of $53.7 million and $48.9 million as of December 31, 2016 and 2015, respectively. Of the $48.9 million restricted cash as of December 31, 2015, $43.2 million was classified as non-current on our consolidated balance sheet, as it secures a foreign bank loan arrangement that we entered into during the third quarter of 2015 and, under the terms of the loan agreement, is required to remain on deposit for two years unless the loan is terminated prior to maturity. As of December 31, 2016, the $43.2 million that was previously classified as non-current in 2015 was reclassified as current on our consolidated balance sheet.

(e)  Marketable Securities

Securities classified as available-for-sale or trading are carried at fair value, as determined by quoted market prices at the balance sheet date. Realized gains and losses on securities are included in other income (expense), net, on a specific identification basis. Unrealized holding gains and losses (except for other than temporary impairments) on securities classified as available-for-sale, are reported in accumulated other comprehensive loss, net of related tax effects.

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

(g)  Property, Plant and Equipment

We record property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling, 1-15 years; buildings, 4- 50 years; leasehold improvements, lesser of the remaining term of the lease or estimated useful life of the asset; computer software and equipment, 1-10 years; and furniture and fixtures, 2-16 years. Land is not depreciated. Depreciation expense related to property, plant and equipment amounted to $105.1 million, $98.7 million and $97.6 million in 2016, 2015 and 2014, respectively. Fully-depreciated property, plant and equipment that are still in use remain on the books until disposal or retirement. When property, plant and equipment are retired or disposed of, the cost and respective accumulated depreciation are removed from the books. Any gain or loss on disposal is recorded in the income statement. Expenditures for repairs and maintenance are expensed as incurred.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

(h)  Goodwill

Goodwill relates to amounts that arose in connection with our various business combinations and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment.

We test goodwill and other intangible assets with indefinite lives at the reporting unit level for impairment on an annual basis and between annual tests, if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate potential impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

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

Impairment charges related to goodwill have no impact on our cash balances or on compliance with financial covenants under our Credit Agreement.

2016 Annual Goodwill Impairment Test

We conducted our 2016 annual impairment test for our reporting units during the fourth quarter of 2016. Key assumptions (which vary by reporting unit) used in determining fair value under the DCF

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

approach included discount rates ranging from 10.0% to 14.5%, projected compound average revenue growth rates of 3.4% to 5.6%, and terminal value growth rates of 3.0% to 4.0%. In determining the appropriate discount rate, we considered the WACC for each reporting unit, which among other factors considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approaches were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 0.6 to 3.1 times and multiples of EBITDA of 8.3 to 12.3 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, consumer diagnostics, and other non-reportable reporting units exceeded the carrying value of their reporting unit’s net assets by $2.6 billion, $88.5 million, and $219.6 million, respectively, or 50%, 36%, and 194%, respectively. The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

During 2016, 2015 and 2014, we expensed acquisition-related costs of $1.0 million, $0.5 million and $0.9 million, respectively, in general and administrative expense.

(l)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our income tax provision in the period of enactment.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, including taxable income in carryback periods. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce our income tax provision.

We account for uncertain tax positions using a “more-likely-than-not” recognition threshold. We evaluate uncertain tax positions on a quarterly basis and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.

During November 2015, the FASB issued Accounting Standards Update No. 2015-17, ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted.

(m)  Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable and (4) collection is reasonably assured.

The majority of our revenue is derived from product sales. We recognize revenue upon transfer of the title and risk of loss of the products to third-party customers, less a reserve for estimated product returns and other incentive arrangements including rebates. Determination of the reserve for estimated product returns and allowances is based on our management’s analyses and judgments regarding certain conditions.

For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of our products require

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period, or as services are rendered and accepted by the customer. Some of our sales transactions qualify as multiple-element arrangements which require us to identify separate units of accounting within the arrangement and allocate the transaction consideration across these separate accounting units. For arrangements that include non-software elements, the transaction’s consideration is allocated to each unit of accounting based on its relative selling price. When applying the relative selling price method, the selling price of each deliverable is determined based upon the following hierarchy of evidence: vendor-specific objective evidence, which is generally based upon historical prices in stand-alone transactions; third-party evidence, which is generally based on market data on sales of similar products and services, if available; and management’s best estimate of selling price. Management’s best estimate of selling price is generally based upon the following considerations: stand-alone sales prices, established price lists, costs to produce and profit margins for similar products.

For software and software-related products, we use the relative fair value method to allocate transaction consideration to each unit of accounting, whereby the evidence used in the determination of fair value estimates are based solely on vendor specific objective evidence. To the extent that vendor specific objective evidence does not exist for delivered elements of the transaction, we apply the residual method.

Additionally, with respect to our health management business (which was included in discontinued operations for all periods presented in our financial statements included in this Annual Report on Form 10-K other than 2016), we generated services revenue in connection with contracts with health plans (both commercial and governmental) and self-insured employers, whereby we provided clinical expertise through fee-based arrangements. Revenue for fee-based arrangements was recognized over the period in which the services were provided. Some contracts provided that a portion of our fees were at risk if our customers did not achieve certain financial cost savings or we did not achieve certain other clinical and operational metrics, over a period of time, typically one year. Revenue subject to refund was not recognized if (i) sufficient information was not available to calculate performance measurements or (ii) interim performance measurements indicate that we were not meeting performance targets. If either of these two conditions existed, we recorded the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we established that we were meeting the performance criteria. However, revenue recognized for fees subject to refund before the end of the contract period was realizable under the termination provisions or other provisions of the contract. If we did not meet the performance targets at the end of the contractual period we were obligated under the contract to refund some or all of the at-risk fees.

We also receive license and royalty revenue from agreements with third-party licensees. Revenue from fixed fee license and royalty agreements is recognized on a straight-line basis over the obligation period of the related license agreements, or at the time when we have no further obligations. License and royalty fees that the licensees calculate based on their sales, which we have the right to audit under most of our agreements, are generally recognized upon receipt of the license or royalty payments unless we are able to reasonably estimate the fees as they are earned. License and royalty fees that are determinable prior to the receipt thereof are recognized in the period they are earned.

(n)  Employee Stock-based Compensation Arrangements

We account for share-based payments in accordance with ASC 718, Compensation — Stock Compensation. Compensation expense associated with stock options includes amortization based on

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

the grant-date fair value estimated in accordance with the provisions of ASC 718. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. In addition, we record expense over the offering period in connection with shares issued under our employee stock purchase plan. Compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. It is our policy to recognize, through additional paid in capital, the excess or windfall tax benefits on stock option deductions, as those deductions are realized on tax returns.

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

(p)  Other Operating Expenses

We expense advertising costs, other than for direct-response advertising, as incurred. In 2016, 2015 and 2014, advertising costs amounted to $5.6 million, $9.0 million and $8.0 million, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Shipping and handling costs are included in cost of net revenue in the accompanying consolidated statements of operations. When we charge our customers for shipping and handling costs, these costs are recorded along with product revenues.

Legal fees incurred by us are included in general and administrative expenses and are expensed in the period such costs are incurred. Payments to third parties in connection with the resolution of legal disputes, investigations or other contingencies are included in general and administrative expenses and are expensed when an unfavorable outcome is probable and the amount of loss can be reasonably estimated in accordance with ASC 450 — Contingencies.

(q)  Direct-response Advertising

In connection with our mail order diabetes business, we incurred direct-response advertising and associated costs in connection with the placement of advertisements. Direct-response advertising and

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

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

At December 31, 2016 and 2015, no individual customer’s accounts receivable balance was more than 10% of our aggregate accounts receivable. During 2016, 2015 and 2014, no one customer represented more than 10% of our net revenue.

(s)  Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2016 and 2015 consisted of cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to either record or disclose the value of our financial assets and liabilities in our financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

(5)  Summary of Significant Accounting Policies (Continued)

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(t)  Software for Internal Use or for Resale

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

(w)  Recent Accounting Pronouncements

Recently Issued Standards

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

Cost, or ASU 2017-07. ASU 2017-07 improves the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted within the first interim period. The amendments should be applied using a retrospective transition method for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the impact of the adoption of ASU 2017-07 on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, or ASU 2017-04. ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted under certain scenarios. We are currently evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers, or ASU 2016-20. ASU 2016-20 clarifies specific aspects of previously issued guidance in ASU 2014-09, Revenue from Contracts with Customers (discussed below). ASU 2016-20 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-20 on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements, or ASU 2016-19. ASU 2016-19 provides simplification and minor improvements to Topics on insurance and troubled debt restructuring that result in editorial changes to the Accounting Standards Codification, or ASC. Most of the amendments in this ASU 2016-19 do not require transition guidance and are effective immediately. Early adoption is permitted for the amendments that require transition guidance. We do not expect the adoption of ASU 2016-19 to have a significant impact on our consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-16 on our consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. ASU 2016-12: (1) clarifies the objective of the collectability criterion for applying Accounting Standards Codification, or ASC, paragraph 606-10-25-7; (2) permits an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specifies that the measurement date for non-cash consideration is contract inception; (4) provides a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. ASU 2016-12 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-12 on our consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, or ASU 2016-07. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-07 also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted. We do not expect the adoption of ASU 2016-07 to have a significant impact on our consolidated financial statements.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

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

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) — I. Fully Benefit-Responsive Investment Contracts, II. Plan Investment Disclosures, and III. Measurement Date Practical Expedient, or ASU 2015-12. ASU 2015-12 amendments are in 3 parts. Among other things: Part I amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent five percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments; Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. ASU 2015-12 Parts I and II are effective on a retrospective basis, and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. We adopted ASU 2015-12 effective January 1, 2016. The adoption did not have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 is

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Summary of Significant Accounting Policies (Continued)

intended to simplify the presentation of debt issuance costs. It requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), or ASU 2015-15. ASU 2015-15 adds the authoritative guidance on presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements to ASU 2015-03. Effective January 1, 2016, we adopted ASU 2015-03 and ASU 2015-15, and accordingly we have reclassified $34.1 million of debt issuance costs from other non-current assets to long-term debt, net of current portion on our balance sheet as of December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. Effective December 31, 2016, we adopted ASU 2014-15. The adoption of ASU 2014-15 did not have a significant impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Effective January 1, 2016, we adopted ASU 2014-12. The adoption of ASU 2014-12 did not have a significant impact on our consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2016	2015 (As Restated)
Inventories, net:
Raw materials	$97,652	$130,171
Work-in-process	69,086	69,178
Finished goods	142,182	151,600

	$308,920	$350,949

	December 31,
	2016	2015 (As Restated)
Prepaid expenses and other current assets:
Prepaid expenses	$28,685	$28,041
Prepaid income tax	10,248	12,482
Income taxes receivable	21,445	199
Royalty receivable	7,908	7,757
Other taxes receivable	19,478	15,333
Cash advances	4,097	3,902
Pension receivable	1,347	1,373
Grant receivable	182	651
Employee loans	73	123
Security deposits	3,232	7,014
Other receivable	—	15,938
Other	21,912	21,701

	$118,607	$114,514

	December 31,
	2016	2015
Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$507,355	$469,413
Land and buildings	166,852	169,226
Leasehold improvements	60,119	55,999
Computer software and equipment	176,609	161,192
Furniture and fixtures	29,544	27,325

	940,479	883,155
Less: Accumulated depreciation	(499,289)	(437,116)

	$441,190	$446,039

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Other Balance Sheet Information (Continued)

	December 31,
	2016	2015 (As Restated)
Accrued expenses and other current liabilities:
Compensation and compensation-related	$76,556	$80,468
Litigation settlements	42,910	4,856
Royalty obligations	20,339	18,912
Deferred revenue	24,309	40,998
Income taxes payable	23,278	14,245
Other taxes payable	30,937	28,320
Acquisition-related obligations	2,382	5,705
Other	174,132	129,133

	$394,843	$322,637

(7)  Business Combinations

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

Our consolidated statements of operations for 2016 included revenue totaling approximately $5.2 million related to this business. Goodwill has been recognized in the acquisition and amounted to approximately $2.1 million, which is not deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Business Combinations (Continued)

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

Our consolidated statements of operations for 2016 and 2015 included revenue totaling approximately $21.8 million and $10.7 million, respectively, related to this business. Goodwill has been recognized in the acquisition and amounted to approximately $29.4 million, which is deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Business Combinations (Continued)

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

The following are the intangible assets acquired in connection with the USD acquisition and their respective fair values and weighted-average useful lives (dollars in thousands):

	Total	Weighted- average Useful Life
Trademarks	$1,600	10.0 years
Customer relationships	24,800	13.0 years
Non-compete agreements	700	2.0 years

Total intangible assets	$27,100

(8)  Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2016 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted- average Useful Life
Amortized intangible assets:
Core technology and patents	$899,878	$519,698	$380,180	15.1 years

Other intangible assets:
Supplier relationships	17,027	16,090	937	9.1 years
Trademarks and trade names	239,714	191,707	48,007	10.7 years
License agreements	10,885	10,885	—	7.0 years
Customer relationships	1,415,919	1,066,001	349,918	16.6 years
Manufacturing know-how	19,600	18,369	1,231	7.6 years
Other	106,373	81,069	25,304	7.6 years

Total other intangible assets	1,809,518	1,384,121	425,397

Total intangible assets with finite lives	$2,709,396	$1,903,819	$805,577

Intangible assets with indefinite lives:
Goodwill	$2,759,366
Other intangible assets(1)	27,164

Total intangible assets with indefinite lives	$2,786,530

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Goodwill and Other Intangible Assets (Continued)

(1)	Primarily includes in-process research and development assets recorded in connection with certain acquisitions.

The following is a summary of goodwill and other intangible assets as of December 31, 2015 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted- average Useful Life
Amortized intangible assets:
Core technology and patents	$907,629	$468,497	$439,132	15.1 years

Other intangible assets:
Supplier relationships	17,599	16,218	1,381	9.2 years
Trademarks and trade names	242,473	176,325	66,148	10.7 years
License agreements	10,963	10,944	19	7.0 years
Customer relationships	1,441,386	985,844	455,542	16.6 years
Manufacturing know-how	19,181	16,744	2,437	7.7 years
Other	108,217	75,595	32,622	7.7 years

Total other intangible assets	1,839,819	1,281,670	558,149

Total intangible assets with finite lives	$2,747,448	$1,750,167	$997,281

Intangible assets with indefinite lives:
Goodwill	$2,836,915
Other intangible assets(1)	28,110

Total intangible assets with indefinite lives	$2,865,025

(1)	Primarily includes in-process research and development assets recorded in connection with certain acquisitions.

During 2016 and 2015, we performed our annual impairment test of our in-process research and development assets. For 2016, the annual impairment test indicated the fair value of each of our in-process research and development assets exceeded the respective carrying values of the assets. In 2015 however, certain in-process research and development assets were found to be impaired, due to a combination of suspending certain projects to allow for resource allocation to other projects considered by our management to be more strategically valuable and delays in completing other projects, which resulted in a decrease in estimated future revenues expected to be achieved upon completion. As a result, during 2015, we recorded an impairment charge of $7.4 million to reduce the carrying values of these assets to zero, which was the estimated fair value of each such asset.

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible assets and the expected future cash flows to be derived from those intangible assets. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the underlying license agreements, if applicable, or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets on patterns in which the economic benefits are expected to be realized. We amortize the majority of our intangible assets on a straight-line basis, as this methodology most closely approximates the pattern of economic benefits for these assets. Amortization expense of intangible assets, which in the aggregate amounted

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Goodwill and Other Intangible Assets (Continued)

to $180.5 million, $210.5 million and $237.2 million in 2016, 2015 and 2014, respectively, is included in cost of net revenue, research and development, sales and marketing and general and administrative expenses in the accompanying consolidated statements of operations. The allocation of amortization expense to the expense categories is based on the intended usage and the expected benefits of the intangible assets in relation to the expense categories.

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2016 (in thousands):

2017	$139,827
2018	$116,326
2019	$102,824
2020	$84,893
2021	$68,762

During the fourth quarter, we perform our annual impairment tests of the carrying value of our goodwill by reporting unit. For further discussion see Note 5(h).

Goodwill amounts for our professional diagnostics, consumer diagnostics and other non-reportable reporting segments are summarized as follows (in thousands):

	Professional Diagnostics	Consumer Diagnostics	Other non- reportable	Total
Goodwill at December 31, 2014	$2,847,406	$54,991	$24,269	$2,926,666
Acquisitions(1)	32,970	—	—	32,970
Dispositions(2)	(58,612)	—	—	(58,612)
Other(3)	(53,080)	(11,029)	—	(64,109)

Goodwill at December 31, 2015	$2,768,684	$43,962	$24,269	$2,836,915
Acquisitions(1)	2,060	—	—	2,060
Other(3)	(70,910)	(8,699)	—	(79,609)

Goodwill at December 31, 2016	$2,699,834	$35,263	$24,269	$2,759,366

(1)	Includes initial purchase price allocation and purchase accounting adjustments.

(2)	Reflects write-off related to the dispositions of the BBI business and Alere Analytics in 2015.

(3)	These amounts relate primarily to adjustments resulting from fluctuations in foreign currency exchange rates.

We generally expense costs incurred for the internal development of intangible assets, except for costs that are incurred to establish patents and trademarks, such as legal fees for initiating, filing and obtaining the patents and trademarks. As of December 31, 2016 and 2015, we had approximately $8.7 million and $8.9 million, respectively, of costs capitalized, net of amortization, in connection with establishing patents and trademarks which are included in other intangible assets, net, in the accompanying consolidated balance sheets. Upon the initial filing of the patents and trademarks, we commence amortization of such intangible assets over their estimated useful lives. Costs incurred to maintain the patents and trademarks are expensed as incurred.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt

We had the following long-term debt balances outstanding (in thousands) as of December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
A term loans(1)(2)(3)	$544,745	$575,746
B term loans(1)(2)(3)	952,664	965,740
Revolving loans(1)(2)(3)	125,000	—
7.25% Senior notes(2)(3)	442,709	446,320
6.5% Senior subordinated notes(2)(3)	415,102	419,209
6.375% Senior subordinated notes(2)(3)	412,831	418,133
3% Convertible senior subordinated notes(4)	—	149,839
Other lines of credit	1,124	136
Other	46,400	56,035

	2,940,575	3,031,158
Less: Short-term debt and current portion of long-term debt	(82,370)	(199,992)

Long-term debt	$2,858,205	$2,831,166

(1)	Incurred under our secured credit facility entered into on June 18, 2015.

(2)	As discussed more fully below in this Note 9, (i) on March 31, 2016 we were in default under the credit agreement governing our secured credit facility, or the Credit Agreement, and the respective indentures governing our 7.25% senior notes due 2018, or the 7.25% senior notes, our 6.5% senior subordinated notes due 2020, or the 6.5% senior subordinated notes, our 6.375% senior subordinated notes due 2023, or the 6.375% senior subordinated notes, and our 3% convertible senior subordinated notes due 2016, or the 3% convertible senior subordinated notes, as a result of our failure to timely furnish to the holders of such debt our annual financial statements for the year ended December 31, 2015 and (ii) we subsequently entered into an amendment to the Credit Agreement and solicited consents from the requisite holders of our senior notes and senior subordinated notes (other than holders of our 3% convertible senior subordinated notes) to waive certain defaults and extend the deadline dates for the filing and delivery, as applicable, of our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and certain related deliverables in order to avoid events of default under the Credit Agreement and the indentures governing our notes. As discussed more fully below in this Note 9, in August 2016 we entered into a further amendment to the Credit Agreement with respect to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 to, among other things, extend the deadline date for such filing. In addition, because we had not filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 at or prior to the time set forth in the indentures governing our outstanding notes, we were also in default thereunder. However, the filing of such Quarterly Report on Form 10-Q on September 6, 2016 cured this default prior to the expiration of the applicable cure periods under the indentures governing our notes. As of December 31, 2016, we were in compliance with all of our obligations and covenants under the Credit Agreement and the indentures governing our outstanding notes.

(3)

See Note 30, Subsequent Events, for information regarding the April 2017 and May 2017 amendments to the Credit Agreement and the May 2017 and June 2017 consent solicitations to the holders of our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

subordinated notes as a result of, among other things, our failure to timely furnish to the holders of such debt our financial statements for the year ended December 31, 2016 and the quarter ended March 31, 2017.

(4)	The principal amount of the 3% convertible senior subordinated notes is included in the short-term debt and current portion of long-term debt on our consolidated balance sheets as of December 31, 2015, as these notes matured (and were fully paid and discharged) in May 2016.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for 2016, 2015 and 2014, respectively, as follows (in thousands):

	2016	2015	2014
Secured credit facility(1)(4)	$72,543	$38,335	$—
Prior credit facility(2)(3)	—	49,437	99,399
7.25% Senior notes(4)	36,172	34,103	34,098
6.375% Senior subordinated notes(4)	28,599	14,549	—
6.5% Senior subordinated notes(4)	29,717	28,987	29,057
8.625% Senior subordinated notes(4)	—	44,219	37,092
3% Convertible senior subordinated notes	1,847	4,984	4,984
Other	2,773	2,383	4,561

	$171,651	$216,997	$209,191

(1)	Includes “A” term loans, “B” term loans, and revolving loans.

(2)	Includes the following loans under our prior credit facility: “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans and later converted into and consolidated into the “B” term loans; and revolving line of credit loans.

(3)	For 2015, the amount includes a $3.5 million loss on extinguishment of debt associated with our prior credit facility.

(4)	For 2016, 2015 and 2014, the amounts include $4.5 million, $1.1 million and $1.5 million, respectively, related to the amortization of fees paid for certain debt modifications.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

We used approximately $1.68 billion of the proceeds of the term loans drawn at closing to repay in full all indebtedness outstanding under our prior credit facility, whereupon such agreement was terminated, and to pay various fees and expenses associated with the transactions contemplated by the secured credit facility. Subject to certain limits and restrictions, we may use the remaining proceeds of the term loans, the proceeds of any revolving credit loans and the proceeds of any incremental term loans (described below) or incremental revolving credit commitments (described below) to finance permitted acquisitions, to finance capital expenditures, to provide working capital and for other general corporate purposes.

In November 2015, we used $115.0 million of the net cash proceeds from our sale of the BBI business (which represented all of the net proceeds from the closing of the sale prior to giving effect to the final working capital adjustment) to repay $115.0 million in aggregate principal amount of outstanding “A” term loans and “B” term loans under the secured credit facility.

We must repay the “A” term loans in nineteen consecutive quarterly installments, which repayments began on September 30, 2015 and will continue through March 31, 2020, followed by a final installment on June 18, 2020; after giving effect to the prepayment of a portion of the “A” term loans in connection with our sale of the BBI business, the principal amount of each remaining installment through March 31, 2020 is approximately $7.6 million, and the principal amount of the final installment is approximately $461.9 million. We must repay the “B” term loans in twenty-seven consecutive quarterly installments, which repayments began on September 30, 2015 and will continue through March 31, 2022, followed by a final installment on June 18, 2022; after giving effect to the prepayment of a portion of the “B” term loans in connection with our sale of the BBI business, the principal amount of each remaining installment through March 31, 2022 is approximately $2.4 million, and the principal amount of the final installment is approximately $912.5 million. We may repay any borrowings under the secured credit facility revolving line of credit at any time (without any premium or penalty, other than customary LIBOR breakage costs, if applicable), but in no event later than June 18, 2020.

We are required to make mandatory prepayments of the term loans and, after all term loans have been repaid, any revolving credit loans in various amounts if we have Excess Cash Flow (as defined in the Credit Agreement, and commencing in respect of our fiscal year ended December 31, 2016), if we issue certain types of debt, if we make certain sales of assets outside the ordinary course of business above certain thresholds, or if we suffer certain property loss events above certain thresholds. We did not have any Excess Cash Flow for 2016 and therefore are not required to make any payments in connection therewith in 2017. We may make optional prepayments of the term loans from time to time without any premium or penalty (subject to payment of customary LIBOR breakage costs, if applicable).

The “A” term loans and any borrowings under the revolving credit facility bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin of 2.00%, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin of 3.00%. The “B” term loans bear interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of 2.00% or 2.25% depending on our consolidated secured net leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of 3.00% or 3.25% depending on our consolidated secured net leverage ratio. The base Eurodollar Rate is subject to a 1.00% floor with respect to “B” term loans based on such rate. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum equal to 0.50%. As of December 31,

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

2016, the “A” term loans and the “B” term loans bore interest at 3.77% and 4.25%, respectively. As of December 31, 2016, there was $125.0 million outstanding under the revolving line of credit under the secured credit facility.

April and August 2016 Amendments to Secured Credit Facility

On April 22, 2016, we and the requisite lenders under the Credit Agreement entered into an amendment to the Credit Agreement, or the April 2016 Amendment. Pursuant to the April 2016 Amendment, these requisite lenders agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or will occur, resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and certain related deliverables for the year ended December 31, 2015 by the applicable deadline under the Credit Agreement, (y) any restatement of certain financial statements as a result of our incorrect application of revenue recognition principles for the years ended December 31, 2013, 2014 and 2015, or (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach was discovered as part of the audit of our financial statements for the year ended December 31, 2015, to the extent that such breach was due to our incorrect application of revenue recognition principles for the years ended December 31, 2013, 2014 and 2015, and (ii) extend the deadlines for delivery of the financial statements for the year ended December 31, 2015, the financial statements for the quarter ended March 31, 2016 and certain related deliverables. Under the terms of this amendment, we were required to deliver our unaudited financial statements for the three months ended March 31, 2016 and certain related deliverables on or before August 18, 2016. We made the required deliveries before that date. In connection with this amendment, we paid, among other fees and expenses, consent fees to the consenting lenders in the aggregate amount of $4.5 million. The amendment was deemed to be a debt modification, and therefore the payments were capitalized and will be amortized to interest expense over the remaining term of the debt. The amendment also increased the applicable interest rate margins for all loans outstanding under our secured credit facility by 0.25% per annum for the period from July 1, 2016 to the date of delivery of such financial reports and related deliverables under our secured credit facility.

On August 18, 2016, we and the requisite lenders under the Credit Agreement entered into a further amendment to the Credit Agreement pursuant to which these requisite lenders agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or will occur, resulting from, among other things, our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) (x) the financial statements and certain related deliverables for the three months ended March 31, 2016, which we refer to as the Q1 Financial Reports, by the applicable deadline under the Credit Agreement or (y) the financial statements and certain related deliverables for the three months ended June 30, 2016, which we refer to as the Q2 Financial Reports, by the applicable deadline under the Credit Agreement, and (ii) extend the deadline for delivery of the Q1 Financial Reports to August 25, 2016 and the deadline for the delivery of the Q2 Financial Reports to September 13, 2016. We delivered the Q1 Financial Reports and the Q2 Financial Reports prior to the deadlines set forth in this amendment to the Credit Agreement. In connection with this amendment, we paid, among other fees and expenses, consent fees to the consenting lenders in the aggregate amount of $2.2 million. The amendment was deemed to be a debt modification, and therefore the payments were capitalized and will be amortized to interest expense over the remaining term of the debt.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

See Note 30 for information regarding the April 2017 and May 2017 amendments to the Credit Agreement as a result of our failure to timely furnish to the lenders our annual financial statements for the year ended December 31, 2016 and the quarter ended March 31, 2017.

As of December 31, 2016, accrued interest related to the secured credit facility amounted to $0.6 million.

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

The lenders under the secured credit facility are entitled to accelerate repayment of the loans and terminate the revolving credit commitments thereunder upon the occurrence of any of various events of default as described in the Credit Agreement. The merger under the Amended Merger Agreement described in Note 3 will, if consummated, constitute an event of default under the Credit Agreement.

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

As of December 31, 2016, aggregate borrowings under the secured credit facility amounted to $1.6 billion, consisting of “A” term loans in the aggregate outstanding principal amount of $544.7 million (giving effect to the installment repayment that was due on such date) (which amount reflects original issue discounts and debt issuance costs related to such indebtedness) and “B” term loans in the aggregate outstanding principal amount of $952.7 million (giving effect to the installment repayment that was due on such date) (which amount reflects original issue discounts and debt issuance costs related to such indebtedness) and revolving loans in the aggregate outstanding principal amount of $125.0 million. As of December 31, 2016, we were in compliance with the maximum consolidated secured net leverage ratio under the secured credit facility.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

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

(c)  6.375% Senior Subordinated Notes

On June 24, 2015, we sold a total of $425.0 million aggregate principal amount of 6.375% senior subordinated notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States; we sold the 6.375% senior subordinated notes at an initial offering price of 100%. Net proceeds from this offering amounted to $417.3 million, which were net of the initial purchasers’ discount and offering expenses totaling approximately $7.7 million.

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

If a change of control occurs, subject to specified conditions, we must give holders of the 6.375% senior subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

purchase. The merger under the Amended Merger Agreement described in Note 3 will, if consummated, constitute a change of control under the 6.375% Indenture.

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

The 6.375% senior subordinated notes are our senior subordinated unsecured obligations, are subordinated in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility and our 7.25% senior notes, and are equal in right of payment with all of our existing and future senior subordinated debt, including our 6.5% senior subordinated notes. Our obligations under the 6.375% senior subordinated notes and the 6.375% Indenture are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt and equal in right of payment to all of their existing and future senior subordinated debt. See Note 29 for guarantor financial information.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

payments were capitalized and will be amortized to interest expense over the remaining term of the debt.

As of December 31, 2016, accrued interest related to the 6.375% senior subordinated notes amounted to $13.5 million.

See Note 30 for information regarding the May 2017 and June 2017 consent solicitations made to the holders of our 6.375% senior subordinated notes relating to our failure to timely furnish to such holders of such notes this Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

(d)  7.25% Senior Notes

On December 11, 2012, we sold a total of $450.0 million aggregate principal amount of 7.25% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States; we sold the 7.25% senior notes at an initial offering price of 100%. Net proceeds from this offering amounted to $443.2 million, which was net of the underwriters’ commissions and offering expenses totaling $6.8 million. These notes were subsequently exchanged for new notes having substantially the same terms in an exchange offer registered under the Securities Act. We used $267.4 million of the net proceeds to purchase $248.2 million outstanding principal amount of our former 7.875% senior notes due 2016, or the 7.875% senior notes, and $170.0 million to pay down a portion of the outstanding balance under the revolving line of credit under our prior credit facility.

The 7.25% senior notes were issued under a supplemental indenture dated as of August 11, 2009, as amended or supplemented, or the 7.25% Indenture. The 7.25% senior notes accrue interest at the rate of 7.25% per annum. Interest on the 7.25% senior notes is payable semi-annually on June 15 and December 15, beginning on June 15, 2013. The 7.25% senior notes mature on July 1, 2018, unless earlier redeemed. Upon such maturity, we will be required to pay the principal amount of $450 million, plus all accrued and unpaid interest. Management expects that the acquisition of Alere by Abbott pursuant to the terms of the Amended Merger Agreement will take place prior to the maturity date of July 1, 2018 and, if this expectation is correct, the holders of the 7.25% senior notes will have the rights set forth in connection with such transaction as set forth in the following paragraph. In the event that the transactions contemplated by the Amended Merger Agreement do not close, we expect that we would be able to pay such principal and accrued interest by one or a combination of the following: refinancing such indebtedness as we have done in the past, using available cash resources, or utilizing amounts available under the revolving credit facility.

If a change of control occurs, subject to specified conditions, we must give holders of the 7.25% senior notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the purchase. The merger under the Amended Merger Agreement described in Note 3 will, if consummated, constitute a change of control under the 7.25% Indenture.

We may redeem the 7.25% senior notes, in whole or part, at any time by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to, but excluding, the redemption date. The premium declines from 1.813% during the six months on and after December 15, 2016 to zero on and after June 15, 2017.

If we, or our subsidiaries, engage in asset sales, we, or they, generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, prepay certain indebtedness or make an offer to purchase a principal amount of the 7.25% senior notes equal

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

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

The 7.25% senior notes are our senior unsecured obligations, are senior in right of payment to all of our existing and future subordinated debt, including our 6.375% senior subordinated notes and our 6.5% senior subordinated notes, and are equal in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility. Our obligations under the 7.25% senior notes and the 7.25% Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt and senior in right of payment to all of their existing and future subordinated debt. See Note 29 for guarantor financial information.

As of December 31, 2016, accrued interest related to the 7.25% senior notes amounted to $1.4 million.

See Note 30 for information regarding the May 2017 and June 2017 consent solicitations made to the holders of our 7.25% senior notes relating to our failure to timely furnish to such holders of such notes this Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

(e)  6.5% Senior Subordinated Notes

In May 2013, we sold a total of $425.0 million aggregate principal amount of 6.5% senior subordinated notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States. We sold the 6.5% senior subordinated notes at an initial offering price of 100%. Net proceeds from this offering amounted to $417.7 million, which were net of the underwriters’ commissions and offering expenses totaling approximately $7.3 million. These notes were subsequently exchanged for new notes having substantially the same terms in an exchange offer registered under the Securities Act. In May 2013, we used $200.6 million of the net proceeds of our sale of the 6.5% senior subordinated notes to purchase $190.6 million outstanding principal amount of our former 9% senior subordinated notes, or the 9% senior subordinated notes. In June 2013, we redeemed the remaining $209.4 million outstanding principal amount of the 9% senior subordinated notes.

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

(9)  Long-term Debt (Continued)

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

If a change of control occurs, subject to specified conditions, we must give holders of the 6.5% senior subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the purchase. The merger under the Amended Merger Agreement described in Note 3 will, if consummated, constitute a change of control under the 6.5% Indenture.

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

The 6.5% senior subordinated notes are our senior subordinated unsecured obligations, are subordinated in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility and our 7.25% senior notes, and are equal in right of payment with our 6.375% senior subordinated notes. Our obligations under the 6.5% senior subordinated notes and the 6.5% Indenture are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt and equal in right of payment to all of their existing and future senior subordinated debt. See Note 29 for guarantor financial information.

As of December 31, 2016, accrued interest related to the 6.5% senior subordinated notes amounted to $1.2 million.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

See Note 30 for information regarding the May 2017 and June 2017 consent solicitations made to the holders of our 6.5% senior subordinated notes relating to our failure to timely furnish to such holders of such notes this Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

(f)  8.625% Senior Subordinated Notes

On June 24, 2015, we issued a notice of optional redemption to the holders of our 8.625% senior subordinated notes due 2018, or the 8.625% senior subordinated notes, that, on October 1, 2015 (the redemption date), we would redeem the entire principal amount of the 8.625% senior subordinated notes then outstanding at a redemption price equal to 102.156% of the principal amount of the 8.625% senior subordinated notes to be redeemed plus accrued and unpaid interest from April 1, 2015 to (but excluding) the redemption date, upon the terms set forth in the notice of optional redemption. We transferred an amount equal to the net proceeds received from the 6.375% notes of $417.3 million plus additional cash of $8.6 million, or a total of $425.9 million, into an irrevocable trust, which was used to fund the redemption of the 8.625% senior subordinated notes on October 1, 2015. We redeemed the entire $400.0 million aggregate principal amount of the 8.625% senior subordinated notes on October 1, 2015 and, upon settlement of the redemption on that date, we satisfied and discharged all of our obligations with respect to the 8.625% senior subordinated notes. In connection with the redemption of these notes, we incurred extinguishment costs in the amount of $19.9 million. Included in the $19.9 million is $8.6 million related to the call premium.

(g)  3% Convertible Senior Subordinated Notes

On May 14, 2007, we sold a total of $150.0 million aggregate principal amount of 3% convertible senior subordinated notes. The 3% convertible senior subordinated notes matured on May 15, 2016, and, based on the price of our common stock on that date, we paid $152.0 million in cash (consisting of $125.0 million in cash drawn under our revolving credit facility plus $27.0 million of available cash) to pay all outstanding principal and accrued interest owing under these notes, and we thereupon satisfied and discharged all of our obligations with respect to these notes. Before their repayment at maturity, interest accrued at 3% per annum on the outstanding principal amount of the 3% convertible senior subordinated notes and was payable in arrears on May 15th and November 15th of each year. Before their repayment at maturity, the 3% convertible senior subordinated notes were unsecured and were subordinated in right of payment to all of our existing and future senior debt, including borrowings under our secured credit facility and our 7.25% senior notes, and equal in right of payment to our 6.5% senior subordinated notes and our 6.375% senior subordinated notes.

(h)  Lines of Credit

Some of our subsidiaries maintain local lines of credit for short-term advances. Total available credit under the local lines of credit as of December 31, 2016 is approximately $9.8 million, of which $1.1 million was borrowed and outstanding as of that date.

(i)  Other Debt

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

Included in other debt as of December 31, 2016 are borrowings by certain of our subsidiaries from various financial institutions. The borrowed funds are primarily used to fund capital expenditures and working capital requirements. Interest expense on these borrowings was $2.7 million for 2016.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Long-term Debt (Continued)

(j)  Maturities of Long-term Debt

The following is a summary of the maturities of long-term debt, including the current portions thereof, outstanding on December 31, 2016 (in thousands):

2017	$82,447
2018	491,275
2019	41,275
2020	1,030,441
2021	10,988
Thereafter	1,340,335

2,996,761
Less: Debt issuance costs	(51,886)
Less: Original issue discounts	(4,300)

$2,940,575

(10)  Fair Value Measurements

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$76	$76	$—	$—

Total assets	$76	$76	$—	$—

Liabilities:
Contingent consideration obligations(1)	$43,200	$—	$—	$43,200

Total liabilities	$43,200	$—	$—	$43,200

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  Fair Value Measurements (Continued)

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$164	$164	$—	$—

Total assets	$164	$164	$—	$—

Liabilities:
Contingent consideration obligations(1)	$57,744	$—	$—	$57,744

Total liabilities	$57,744	$—	$—	$57,744

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations within general and administrative expenses. See Note 13 for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the years ended December 31, 2016 and 2015 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2014	$139,671
Payments	(22,073)
Fair value adjustments	(59,871)
Foreign currency adjustments	17

Fair value of contingent consideration obligations, December 31, 2015	$57,744
Payments	(1,236)
Fair value adjustments	(13,309)
Foreign currency adjustments	1

Fair value of contingent consideration obligations, December 31, 2016	$43,200

At December 31, 2016 and 2015, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt (including the current portion) was $2.9 billion at December 31, 2016. The carrying amount and estimated fair value of our long-term debt (including the current portion) were $3.1 billion and $3.0 billion, respectively, at December 31, 2015. The estimated fair value of our long-term debt was determined using information derived from available market sources (Level 2 in the fair value hierarchy), including open-market trades and market quotes observed at or near year end, and may not be representative of actual values that could have been or will be realized in the future.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Capital Leases

The following is a schedule of the future minimum lease payments under capital leases as of December 31, 2016 (in thousands):

2017	$3,064
2018	2,583
2019	2,869
2020	790
2021	457
Thereafter	522

Total future minimum lease payments	10,285
Less: Current portion	(3,064)

$7,221

At December 31, 2016 and 2015, the capitalized amounts of the building, machinery and equipment and computer equipment under capital leases were as follows (in thousands):

	December 31, 2016	December 31, 2015
Machinery, laboratory equipment and tooling	$26,794	$24,258
Computer equipment	208	888
Furniture and fixtures	1,106	606
Vehicles	206	197
Leasehold improvements	—	927

	28,314	26,876
Less: Accumulated amortization	(10,165)	(9,214)

	$18,149	$17,662

The amortization expense of assets recorded under capital leases is included in depreciation and amortization expense of property, plant and equipment.

(12)  Postretirement Benefit Plans

(a)  Employee Savings Plans

Our company and several of our U.S.-based subsidiaries sponsor various 401(k) savings plans, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participants’ own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were $5.8 million, $5.8 million and $9.2 million in 2016, 2015 and 2014, respectively.

(b)  U.K. Pension Plans

Our subsidiary in England, Unipath Ltd., or Unipath, has a Defined Benefit Pension Plan established for certain of its employees, which is frozen as of December 31, 2016.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Postretirement Benefit Plans (Continued)

Changes in benefit obligations, plan assets, funded status and amounts recognized on the accompanying balance sheet as of and for the years ended December 31, 2016 and 2015, for our Defined Benefit Plan were as follows (in thousands):

	2016	2015
Change in projected benefit obligation
Benefit obligation at beginning of year	$21,499	$22,560
Interest cost	721	784
Actuarial loss (gain)	5,426	(638)
Benefits paid	(324)	(179)
Foreign exchange impact	(4,308)	(1,028)

Benefit obligation at end of year	$23,014	$21,499

Change in plan assets
Fair value of plan assets at beginning of year	$18,485	$18,120
Actual return on plan assets	3,297	491
Employer contribution	814	917
Benefits paid	(324)	(179)
Foreign exchange impact	(3,652)	(864)

Fair value of plan assets at end of year	$18,620	$18,485

Funded status	$(4,394)	$(3,014)

Accumulated benefit obligation	$23,014	$21,499

The net amounts recognized in the accompanying consolidated balance sheets are shown in long-term liabilities and were $4.4 million and $3.0 million, respectively, at December 31, 2016 and 2015.

Included in the change in projected benefit obligation is an actuarial loss of $5.4 million and gain of $0.6 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the amortization of actuarial gain/loss is expected to be approximately $0.5 million in 2017.

The following represents the amounts recognized in other comprehensive loss, related to our Unipath Defined Benefit Pension Plan for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Amortization of net loss	$(279)	$(332)
Amortization of prior service cost	(275)	(310)
New actuarial loss	(3,247)	(55)
Foreign exchange impact	4,991	(1,134)

Total	$1,190	$(1,831)

As of December 31, 2016, the amortization of prior service cost is expected to be approximately $0.2 million in 2017.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Postretirement Benefit Plans (Continued)

Amounts recognized in accumulated other comprehensive loss at December 31, 2016 and 2015 are as follows:

	2016	2015
Net actuarial loss	$6,967	$5,109
Prior service cost	1,744	2,412

Net amount recognized	$8,711	$7,521

The measurement dates used to determine plan assets and benefit obligations for the Defined Benefit Plan were December 31, 2016 and 2015.

The following table provides the weighted-average actuarial assumptions:

	2016	2015
Assumptions used to determine benefit obligations(1):
Discount rate	2.70%	3.70%
Rate of compensation increase	4.05%	3.95%
Assumptions used to determine net periodic benefit cost(2):
Discount rate	3.70%	3.55%
Expected long-term return on plan assets	6.55%	6.50%
Rate of compensation increase	3.95%	3.85%

(1)	The actuarial assumptions used to compute the unfunded status for the plan are based upon information available as of December 31, 2016 and 2015.

(2)	The actuarial assumptions used to compute the net periodic pension benefit cost are based upon the information available as of the beginning of the presented year.

The actuarial assumptions are reviewed on an annual basis. We base our discount rate on the rates of return available on high-quality bonds with maturities approximating the expected period over which benefits will be paid. The overall expected long-term rate of return on plan assets assumption was determined based on historical investment return rates on portfolios with a high proportion of equity securities, and was calculated using a weighted-average of the expected returns for each asset class held by the Plan. The long-term expected return on assets is net of investment expenses.

The annual net periodic benefit costs of the Defined Benefit Plan are as follows (in thousands):

	2016	2015	2014
Service cost	$—	$—	$—
Interest cost	721	784	938
Expected return on plan assets	(1,119)	(1,183)	(1,022)
Amortization of net loss	279	332	267
Amortization of prior service cost	275	310	438

Net periodic benefit cost	$156	$243	$621

The plan assets of the Defined Benefit Plan comprise a mix of stocks and fixed income securities and other investments. At December 31, 2016, these stocks and fixed income securities represented 72% and 28%, respectively, of the market value of the pension assets. We expect to contribute

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Postretirement Benefit Plans (Continued)

approximately £0.6 million (or $0.7 million at December 31, 2016) to the Defined Benefit Plan in 2017. We expect that the benefits to be paid to plan participants will range between approximately $0.2 million and $0.3 million per year for each of the next five years and that benefits totaling $0.4 million will be paid annually for the five years thereafter.

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

The fair values of our pension plan assets at December 31, 2016 and 2015 by asset category are presented in the following table (Level 2 in the fair value hierarchy).

	Plan Assets at December 31,
Asset Category	2016	2015
Equity securities:
U.K. equities	$5,965	$6,096
Overseas equities	3,005	3,119
U.S. equities	4,379	3,781
Debt securities — corporate bonds	5,194	4,984
Other — cash	77	505

Total plan assets	$18,620	$18,485

The table above presents the fair value of our plan’s assets in accordance with the fair value hierarchy.

(13)  Commitments and Contingencies

(a)  Operating Leases

We have operating lease commitments for certain of our facilities and equipment that expire on various dates through 2028. The following schedule outlines future minimum annual rental payments under these leases at December 31, 2016 (in thousands):

2017	$37,801
2018	30,852
2019	24,894
2020	21,492
2021	16,830
Thereafter	38,600

$170,469

Rent expense relating to operating leases was approximately $41.6 million, $41.8 million and $48.4 million during 2016, 2015 and 2014, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Commitments and Contingencies (Continued)

(b)  Acquisition-related Contingent Consideration Obligations

We have contractual contingent purchase price consideration obligations related to certain of our acquisitions. We determine the acquisition date fair value of the contingent consideration obligations based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets, including product development milestones or financial metrics. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted earn-out payments are discounted using a discount rate based upon the weighted-average cost of capital. At each reporting date, we revalue the contingent consideration obligations to the reporting date fair values and record increases and decreases in the fair values as income or expense in our consolidated statements of operations within general and administrative expenses.

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

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of December 31, 2016	Remaining Earn-out Period as of December 31, 2016		Estimated Fair Value as of December 31, 2016	Estimated Fair Value as of December 31, 2015	Payments Made During 2016
TwistDx, Inc.(1)	March 11, 2010	$35,600	$102,694	2017 — 2025	(3)	$35,700	$47,800	$553
Epocal(2)	February 1, 2013	$75,000	$19,600	2017 — 2018		3,000	4,700	—
Other	Various	$30,373	$—			4,500	5,244	683

						$43,200	$57,744	$1,236

(1)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain revenue and product development targets through 2025.

(2)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.

(3)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.

(c)  Legal Proceedings

Litigation with Abbott Laboratories

After entering into the original Merger Agreement, Abbott informed Alere that it had serious concerns about, among other things, the accuracy of various representations, warranties and covenants made by Alere in the original Merger Agreement. Abbott indicated that these concerns

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Commitments and Contingencies (Continued)

related to the delay in the filing of Alere’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as well as governmental investigations previously announced by Alere. Abbott requested information from Alere about these and other matters, citing contractual rights to receive information under the original Merger Agreement. In the initial meeting in which Abbott expressed its concerns to Alere, as part of a discussion about potential paths forward, Abbott requested that Alere agree to terminate the original Merger Agreement in return for a payment by Abbott to Alere in the range of between $30 and $50 million in respect of Alere’s transaction expenses. Alere’s Board of Directors promptly rejected that request. In these discussions, Abbott affirmed its commitment to abide by its obligations under the original Merger Agreement.

On August 25, 2016, Alere filed a complaint against Abbott in the Delaware Chancery Court, and filed an accompanying motion to expedite the proceedings, asking the Delaware Chancery Court to require Abbott to specifically perform its obligations with respect to obtaining antitrust approvals as required by the original Merger Agreement.

On September 29, 2016, the Delaware Chancery Court entered an order that, among other things, adopted a detailed schedule setting forth actions required to be taken by specified dates in order to obtain all antitrust clearances required by the original merger agreement.

On November 3, 2016, Abbott filed a complaint against Alere in the Delaware Chancery Court asserting a claim against Alere for breach of contract from Alere’s alleged refusal to provide Abbott with certain information under the original Merger Agreement. On February 1, 2017, Alere filed a motion to dismiss Abbott’s November 3 complaint.

On December 7, 2016, Abbott filed a complaint (which was subsequently amended after the various actions were consolidated) in the Delaware Chancery Court seeking a declaration that Alere had experienced a Material Adverse Effect (as such term is defined in the original Merger Agreement) and that Abbott could terminate the original Merger Agreement.

On February 1, 2017, Abbott filed its answer to the complaint Alere had filed on August 25, 2016, and Alere filed an answer to Abbott’s amended complaint as well as counterclaims against Abbott. Alere’s counterclaims requested a declaratory judgment that, among other things, (i) there had been no Material Adverse Effect (as such term is defined in the original Merger Agreement); and (ii) Abbott had breached the parties’ original Merger Agreement and breached the implied covenant of good faith and fair dealing.

Settlement Agreement relating to the Amended Merger Agreement

Concurrently with the execution of the Merger Agreement Amendment, Alere and Abbott entered into a settlement agreement, or the Settlement Agreement. The Settlement Agreement released claims arising out of or related to the merger, and resolved the parties’ litigation that had been pending in Delaware Chancery Court. The Settlement Agreement provided reciprocal releases, except for any potential antitrust claims by Alere to the extent they relate to developments after August 25, 2016, which would not be released until the parties obtain all consents and regulatory clearances necessary for closing. Abbott’s potential claims based on information not excluded from the definition of Material Adverse Effect in the Amended Merger Agreement were also not released. Finally, the Settlement Agreement provided for dismissal of the Delaware litigation with prejudice, with the exception of the non-released antitrust claims, which were dismissed without prejudice.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Commitments and Contingencies (Continued)

Arriva Medical Billing Number

Arriva Medical is our durable medical equipment, or DME, supply business that furnishes diabetic testing supplies via mail order, including blood glucose monitors, test strips, lancets, lancing devices, and control solutions, as well as other related medical supplies in the United States. These products are generally covered by Medicare, Medicaid and other third-party payers. Competition for Medicare-reimbursed diabetes testing supplies, which represents the majority of our Arriva Medical business, changed significantly in 2013 as a result of implementation by CMS of a competitive bidding process to limit the number of eligible suppliers and the fees for which they may be reimbursed. Based on the most recent bidding process, we estimate that CMS currently reimburses approximately ten suppliers who have agreed to accept a contractual reimbursement rate for mail-order diabetic testing supplies for the period from July 2016 to December 2018 that is substantially lower than the established fee schedule for these products. Arriva Medical is one of those approximately ten suppliers that was awarded a national mail-order contract. Suppliers that were not awarded contracts are unable to be reimbursed by Medicare for mail-order diabetic testing supplies.

On October 12, 2016, Arriva Medical received a notice, dated October 5, 2016, that its Medicare enrollment would be revoked by CMS, based on CMS’ assertion that, over a five-year period, out of approximately 5.7 million Medicare claims made for about one million unique beneficiaries, Arriva had allegedly submitted claims for 211 Medicare beneficiaries who were deceased on the date their products were shipped (even if the products were appropriately ordered in advance of the patient’s death). Arriva Medical’s initial appeal of this determination was denied by CMS, and Arriva’s Medicare enrollment was revoked effective November 4, 2016, pending the outcome of further appeals. Arriva Medical conducted an investigation into the issue and does not believe that it received or, if received, retained, any Medicare reimbursement for the DME items at issue for these 211 Medicare beneficiaries. In addition, CMS subsequently provided notice that Arriva Medical’s competitive bidding contract would be terminated as a result of the revocation of its enrollment.

On December 27, 2016, Arriva Medical filed an appeal for an administrative law judge, or ALJ, hearing seeking to permanently reinstate Arriva’s Medicare enrollment status retroactive to the November 4, 2016 revocation date. On April 25, 2017, the ALJ upheld CMS’s revocation of Arriva Medical’s Medicare enrollment. Arriva Medical intends to proceed with the administrative appeals process by appealing the ALJ decision to the Department Appeals Board.

On December 28, 2016, Arriva Medical also filed a complaint in Federal District Court for the District of Columbia requesting a temporary restraining order, or TRO, and preliminary injunction, or PI, to prohibit CMS from terminating Arriva Medical’s competitive bidding contract and requesting that the court require CMS to reinstate Arriva’s Medicare billing status until due process could be provided in the form of the completion of the administrative appeals process prescribed by regulation. In conjunction with this case, on January 4, 2017, CMS agreed through its counsel that it would not revoke the competitive bidding contract while the administrative appeals process was underway, which mooted the request for the TRO. On March 9, 2017, the Federal District Court for the District of Columbia denied the PI to prohibit CMS from terminating Arriva Medical’s competitive bidding contract and also denied CMS’s motion to dismiss Arriva Medical’s complaint. On April 17, 2017, the court issued an order dismissing Arriva Medical’s complaint.

We are unable, at this time, to determine the outcome of these pending legal matters related to Arriva Medical’s billing number.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Commitments and Contingencies (Continued)

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

We are cooperating with the SEC and have provided documents in response to the subpoenas and voluntary requests and we have made witnesses available to be interviewed by the SEC. We are unable to predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

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

Securities Class Actions

On April 21, 2016 and May 4, 2016 two class action lawsuits captioned Godinez v. Alere Inc. and Breton v. Alere Inc., respectively, were filed against us in the United States District Court for the District of Massachusetts. Both actions purport to assert claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. On July 11, 2016, the court entered an order consolidating the two actions and appointing lead plaintiffs and lead counsel. Lead plaintiffs filed a supplemental and amended consolidated class action complaint on January 4, 2017, seeking to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period May 28, 2015 through December 7, 2016. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the officers regarding our and our subsidiaries’ business, prospects and operations, which allegedly operated to inflate artificially the price paid for our common stock during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and costs. We filed our motion to dismiss the amended complaint on February 6, 2017 and the court has scheduled oral argument on that motion for June 27, 2017.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Commitments and Contingencies (Continued)

On November 14, 2016, a class action lawsuit captioned Khalid v. Alere Inc., was filed against us in the United States District Court for the Southern District of Florida. This suit asserts claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act arising out of CMS’s revocation of Medicare billing rights of Arriva Medical. On December 30, 2016, this securities class action suit was transferred to the United States District Court for the District of Massachusetts. On January 9, 2017, the plaintiff filed a notice of voluntary dismissal without prejudice.

We are unable at this time to determine the outcome of these class action lawsuits or our potential liability, if any.

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

In May 2012, we also received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are responding to the investigation, which is ongoing. We have been engaged in discussions with the government about this matter, including a resolution of potential related False Claims Act and common law liability exposure for the products under review. As a result of these discussions, management has accrued, as of December 31, 2016, an aggregate of $35.0 million for potential liability of the claims related to this matter (this amount is included in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2016). We would need to obtain certain approvals before we could agree to any proposed resolution. There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them. Based on the ongoing uncertainties and potentially wide range of outcomes associated with any potential resolution of the matter under investigation by the OIG, the ultimate amount of potential liability may materially exceed the $35.0 million accrual we have established.

INRatio Class Actions

On May 26, 2016, a class action lawsuit captioned Dina Andren and Sidney Bludman v. Alere Inc., et al., was filed against us in the United States District Court for the Southern District of California. This class action purports to assert claims against us under several legal theories, including fraud, breach of warranty, unjust enrichment and violation of applicable unfair competition/business practice statutes in connection with the manufacturing, marketing and sale of our INRatio products. The plaintiffs seek to represent a proposed class of all persons who purchased, rented or otherwise paid for the INRatio

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Commitments and Contingencies (Continued)

system during the period January 1, 2009 to May 26, 2016 in the United States, or alternatively, California, Maryland, New York, Colorado, Florida, Georgia and Pennsylvania. The plaintiffs seek restitution and damages allegedly resulting from inaccurate PT/INR readings and from the purchase of devices that claimants say they would not have purchased had they known of the alleged propensity of these devices to yield inaccurate PT/INR results. Among other things the plaintiffs seek a refund of money spent on INRatio products and unspecified compensatory damages, injunctive relief, attorneys’ fees and costs. Several of the state classes also seek statutory penalties. Plaintiffs state they do not seek recovery for personal injury.

We are unable, at this time, to determine the outcome of these class action lawsuits or our potential liability, if any.

Another class action lawsuit captioned J.E, J.D., and all others similarly situated v. Alere Inc., Alere San Diego, Inc. and Alere Home Monitoring, Inc., was filed against us in the United States District Court for the District of Massachusetts on July 22, 2016. In May 2017, prior to class certification proceedings, the parties agreed to dismiss this lawsuit. We have agreed to pay the plaintiffs and counsel for the plaintiffs an immaterial amount in connection with this dismissal.

Claims in the Ordinary Course and Other Matters

We are also party to certain other legal proceedings and other governmental investigations, or are requested to provide information in connection with such proceedings or investigations. For example, in December 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. In addition, we received a U.S. Department of Justice criminal subpoena addressed to Alere Toxicology Services, Inc. on July 1, 2016 which seeks records related to Medicare, Medicaid and Tricare billings dating back to 2010 for specific patient samples tested at our Austin, Texas pain management laboratory and payments made to physicians. We are cooperating with these investigations and are providing documents in response to both subpoenas. We and our subsidiary, Arriva Medical, LLC, are also in the process of responding to Civil Investigative Demands, or CIDs, from the United States Attorney’s office for the Middle District of Tennessee and the U.S. Department of Justice in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The most recent of the CIDs related to this matter was received in May 2017. The CIDs request patient and insurance billing and medical records, records related to interactions with third parties, and correspondence related to the same, communications with customers and terms of sale for diabetic products, dating back to January 2010. In an unrelated matter, in January 2017, our subsidiary Alere Home Monitoring, Inc., which offers home self-testing anticoagulation monitoring and VAD services and products, received a CID from the United States Attorney’s Office for the District of Massachusetts. The January 2017 CID, which covers similar subject matter to a letter request from the Department of Justice Civil Division dating back to June 2015, is broad in scope, but is understood to be primarily focused on obtaining records and information about Alere Home Monitoring, Inc.’s billing practices and policies relating to the frequency at which PT/INR self-testing is prescribed and performed since 2006. In addition, in March 2017, Alere Home Monitoring, Inc. received a second letter request from the Department of Justice Civil Division seeking additional information regarding billing frequencies of PT/INR self-testing beyond the original scope of the June 2015 request. We are cooperating with these various unrelated investigations and are providing documents and information responsive to each of the CIDs and letter requests. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on us or our subsidiaries.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Commitments and Contingencies (Continued)

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

Our diabetes, toxicology and patient self-testing businesses are subject to audit and claims for reimbursement brought in the ordinary course by: private third-party payers, including health insurers; Zone Program Integrity Contractors, or ZPICs; and Medicare Administrative Contractors, or MACs, to monitor compliance with coverage and reimbursement rules and guidelines. These types of audits and claims can include, but are not limited to, claims relating to proper documentation and support, claims relating to the medical necessity of certain testing or billing practices are not in accord with applicable rules and guidelines and can lead to assertions or determinations that certain claims should not have been, or will no longer be, paid by the private third-party payer or by Medicare or Medicaid. In such cases, the payer or program may seek to recoup or offset amounts they assert have been paid in error.

Our businesses may also be subject at any time to other commercial disputes, product liability claims, personal injury claims, including claims arising from or relating to product recalls, negligence claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, disputes regarding the payment of contingent consideration obligations and we expect that this will continue to be the case in the future. For example, several individuals have filed suits against us alleging personal injury claims in connection with the use of our INRatio products (which are in addition to the class action suits described above). In addition, the former shareholders of Ionian Technologies Inc. filed a lawsuit against us in May 2017 alleging, among other things, that they are owed $30 million in earn-out payments under the agreement pursuant to which we acquired Ionian Technologies.

Such lawsuits or claims generally seek damages or reimbursement, sometimes in substantial amounts. There are possible unfavorable outcomes related to litigation or governmental investigations that could materially impact our business, results of operations, financial condition, and cash flows.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)  Net Income (Loss) Per Common Share

The following tables set forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	2016	2015 (As Restated)	2014 (As Restated)
Basic and diluted net income (loss) per common share:
Numerator:
Loss from continuing operations	$(137,269)	$(15,448)	$(171,441)
Preferred stock dividends	(21,350)	(21,293)	(21,293)

Loss from continuing operations attributable to common shares	(158,619)	(36,741)	(192,734)
Less: Net income attributable to non-controlling interest	350	381	30

Loss from continuing operations attributable to Alere Inc. and Subsidiaries	(158,969)	(37,122)	(192,764)
Income from discontinued operations	—	219,513	138,318

Net income (loss) available to common stockholders	$(158,969)	$182,391	$(54,446)

Denominator:
Weighted-average common shares outstanding — basic and diluted	86,796	85,420	82,938

Basic and diluted net income (loss) per common share:
Loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(1.83)	$(0.43)	$(2.33)
Income from discontinued operations	—	2.57	1.67

Basic and diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$(1.83)	$2.14	$(0.66)

The following potential dilutive securities were not included in the calculation of diluted net income (loss) per common share for our continuing operations because the inclusion thereof would be antidilutive (in thousands):

	2016	2015	2014
Denominator:
Options to purchase shares of common stock and RSUs	6,774	6,793	7,140
Warrants	—	4	4
Conversion shares related to 3% convertible senior subordinated notes	1,267	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	—	—	27
Conversion shares related to Series B convertible preferred stock	10,238	10,239	10,239
Common stock equivalents related to the settlement of a contingent consideration obligation	—	14	—

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	18,279	20,461	20,821

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Stockholders’ Equity

(a)  Common Stock

As of December 31, 2016, we had 200.0 million shares of common stock, $0.001 par value, authorized, of which 7.7 million shares were held in treasury and 87.1 million shares were outstanding, 11.5 million shares were reserved for issuance upon grant and exercise or vesting of equity awards under current equity compensation plans, and 1.7 million shares were reserved for issuance under our employee stock purchase plan. As of December 31, 2016, we also had shares of common stock reserved for issuance upon conversion of 1.8 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $709.7 million, convertible under certain circumstances at $69.32 per share into 10.2 million shares of our common stock.

(b)  Preferred Stock

As of December 31, 2016, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. In connection with our acquisition of Matria, we issued shares of the Series B preferred stock and through June 30, 2011 paid all dividends on outstanding shares of Series B preferred stock in additional shares of Series B preferred stock. Subsequent to June 30, 2011 all dividends on outstanding shares of Series B preferred stock were paid in cash. At December 31, 2016, there were 1.8 million shares of Series B preferred stock outstanding with a fair value of approximately $590.6 million.

Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. Series B preferred stock outstanding at December 31, 2016 would convert into 10.2 million shares of our common stock, which are reserved. As of December 31, 2016, 154 shares of our Series B preferred stock have been converted into 888 shares of common stock.

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

Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the years ended December 31, 2016, 2015 and 2014, Series B

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Stockholders’ Equity (Continued)

preferred stock dividends amounted to $21.3 million, $21.3 million and $21.3 million respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share in each of 2016, 2015 and 2014 (Note 14). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof.

The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of December 31, 2016, the liquidation preference of the outstanding Series B preferred stock was $709.8 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment. Based on our evaluation, these securities do not qualify for derivative accounting.

(c)  Stock Options and Awards

In 2010, we adopted the Alere Inc. 2010 Stock Option and Incentive Plan, or the 2010 Plan, which replaced our 2001 Stock Option and Incentive Plan, or the 2001 Plan. The 2010 Plan currently allows for the issuance of up to 16.1 million shares of common stock and other awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals eligible to receive awards, determines or modifies the terms and conditions of the awards granted, accelerates the vesting schedule of any award and generally administers and interprets the 2010 Plan. The 2010 Plan permits the granting of incentive and nonqualified stock options with terms of up to ten years and the granting of stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. For awards granted before April 23, 2015, the 2010 Plan generally provides for automatic vesting acceleration of all options, and automatic removal of conditions and restrictions on all restricted stock awards, restricted stock units and performance share awards upon a change in control, as defined in the 2010 Plan. For awards granted on or after April 23, 2015, the 2010 Plan generally provides for such acceleration if either (i) no provision is made for the assumption, continuation or substitution of awards upon such a change of control or (ii) provision is made for the assumption, continuation or substitution of such awards upon such a change of control and, within one year of such change of control, we terminate the award recipient’s employment without cause, as defined in the 2010 Plan, or the award recipient terminates his or her employment for good reason, as defined in the 2010 Plan (or, in the case of a director, his or her service as a director is terminated for any reason). As of December 31, 2016, 2015 and 2014, there were 6.1 million, 7.9 million and 2.8 million shares, respectively, available for future grant under the 2010 Plan.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Stockholders’ Equity (Continued)

Under the Merger Agreement (including as amended by the Merger Agreement Amendment), we no longer have ESPP offering periods following the January 2016 offering. At December 31, 2016, 3.3 million shares had been issued under the ESPP.

The following summarizes all stock option activity during the year ended December 31, 2016 (in thousands, except exercise price):

	Stock Options	Weighted- average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	11,441	$37.66
Granted	1,287	$36.84
Exercised	(1,512)	$28.29
Canceled/expired/forfeited	(3,852)	$46.66
Outstanding at December 31, 2014	7,364	$34.68
Granted	2,399	$46.47
Exercised	(2,168)	$34.26
Canceled/expired/forfeited	(1,454)	$38.91
Outstanding at December 31, 2015	6,141	$38.43
Granted	6	$35.80
Exercised	(437)	$34.68
Canceled/expired/forfeited	(369)	$45.33

Outstanding at December 31, 2016	5,341	$38.25	6.30	$26.1

Exercisable at December 31, 2016	3,351	$34.81	5.28	$24.0
Total vested and expected to vest as of December 31, 2016	5,211	$38.06	6.26	$26.1
The aggregate intrinsic value of stock options exercised during 2016, 2015 and 2014 was $5.0 million, $31.4 million and $14.9 million, respectively.

As of December 31, 2016, there was $35.2 million of unrecognized compensation cost related to outstanding stock options. Such costs are expected to be recognized over a weighted-average period of 1.17 years.

The following summarizes all restricted stock unit activity during the year ended December 31, 2016 (in thousands, except grant date fair value):

	Restricted Stock Units	Weighted- average Grant Date Fair Value
Nonvested at January 1, 2016	650	$31.00
Granted	1,069	$52.03
Vested	(261)	$31.84
Forfeited	(46)	$45.39

Nonvested at December 31, 2016	1,412	$46.29

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Stockholders’ Equity (Continued)

The fair values of our restricted stock units, or RSUs, are based on the market value of our stock on the date of grant. The weighted-average grant date fair value of RSUs granted during 2016, 2015 and 2014 was $52.03, $28.04 and $35.99 respectively. The aggregate intrinsic value of the RSUs as of December 31, 2016 was $55.0 million and the weighted-average remaining contractual term is 1.04 years. The aggregate intrinsic value of the RSUs expected to vest as of December 31, 2016 was $51.0 million and the weighted-average remaining vesting period is 1.03 years.

As of December 31, 2016, there was $49.7 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average remaining vesting period of 1.03 years.

The following summarizes all stock appreciation rights, or SARs, activity during the year ended December 31, 2016 (in thousands):

Stock Appreciation Rights
Nonvested at January 1, 2016	188
Granted	22
Exercised	(41)
Forfeited.	(24)

Nonvested at December 31, 2016	145

The total cash paid in settlement of SARs exercised in 2016, 2015 and 2014 was $0.8 million, $1.1 million and $0.9 million, respectively, which was recorded under liability accounting. As of December 31, 2016, 2015 and 2014, the accrual related to SARs was $1.9 million, $2.0 million and $2.4 million, respectively, which was recorded in other long-term liabilities.

(16)  Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively, as follows (in thousands):

	2016	2015	2014
Cost of net revenue	$2,054	$1,198	$1,180
Research and development	1,905	1,195	(41)
Sales and marketing	8,991	4,794	3,940
General and administrative	28,846	19,204	7,373

	41,796	26,391	12,452
Benefit for income taxes	(520)	(8,815)	(2,891)

Stock-based compensation, net of tax	$41,276	$17,576	$9,561

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  Stock-based Compensation (Continued)

The excess tax benefits from the exercise of stock options and the vesting of RSU’s are reported as financing cash flows in our consolidated statements of cash flows. For the years ended December 31, 2016 and 2015 there were no excess tax benefits generated and for the year ended 2014, excess tax benefits generated from option exercises and the vesting of RSU’s amounted to $1.0 million.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2016, 2015 and 2014, using a Black-Scholes option-pricing model:

	2016	2015	2014
Risk-free interest rate	1.27%	1.62%	1.77%
Expected dividend yield	—	—	—
Expected life	5.44 years	5.59 years	5.78 years
Expected volatility	35%	33%	36%

The weighted-average fair value under a Black-Scholes option pricing model of options granted during 2016, 2015 and 2014 was $11.66, $15.01 and $14.05 per share, respectively. All options granted during these periods were granted at or above the fair market value on the date of grant.

For the year ended December 31, 2016, we recorded compensation expense of $1.5 million related to our ESPP, which is included in the table above. The fair value of the option component of the ESPP shares was estimated at the date of grant using a Black-Scholes option pricing model and assumed an expected volatility of 36%, a risk-free interest rate of 0.49% and an expected life of 181 days. The 2016 charge is included in the employee’s respective cost classification in the table above.

For the year ended December 31, 2015, we recorded compensation expense of $1.9 million related to our ESPP, which is included in the table above. The fair value of the option component of the ESPP shares was estimated at the date of grant using a Black-Scholes option pricing model and assumed an expected volatility of 30% and 29%, a risk-free interest rate of 0.11% and 0.13% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The 2015 charge is included in the employees’ respective cost classification in the table above.

For the year ended December 31, 2014, we recorded compensation expense of $2.6 million related to our ESPP, which is included in the table above. The fair value of the option component of the ESPP shares was estimated at the date of grant using a Black-Scholes option pricing model and assumed an expected volatility of 35% and 32%, a risk-free interest rate of 0.09% and 0.06% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The 2014 charge is included in the employees’ respective cost classification in the table above.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	Cumulative Translation Adjustment	Pension Liability Adjustment	Other(1)	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(18,649)	$(7,017)	$(21)	$(25,687)
Period change	(166,448)	4	21	(166,423)

Balance at December 31, 2014	(185,097)	(7,013)	—	(192,110)
Period change	(146,438)	(1,229)	—	(147,667)

Balance at December 31, 2015	(331,535)	(8,242)	—	(339,777)
Period change	(122,287)	(334)	—	(122,621)

Balance at December 31, 2016	$(453,822)	$(8,576)	$—	$(462,398)

(1)	Other represents unrealized gains (losses) on available-for-sale securities and hedging instruments.

(18)  Income Taxes

Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

Continuing operations, excluding equity earnings of unconsolidated entities:

	2016	2015 (As Restated)	2014 (As Restated)
United States	$(339,940)	$(226,051)	$(184,936)
Foreign	187,542	141,509	67,016

	$(152,398)	$(84,542)	$(117,920)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Income Taxes (Continued)

Our primary temporary differences that give rise to deferred tax assets and liabilities are net operating losses (NOLs), capital loss carryforwards, tax credit carryforwards, nondeductible reserves and accruals, and differences in basis of the tangible and intangible assets. The income tax effects of these temporary differences, are as follows (in thousands):

	2016	2015 (As Restated)(1)
Deferred tax assets:
NOL and capital loss carryforwards	$274,796	$207,812
Tax credit carryforwards	123,216	107,750
Nondeductible reserves	40,936	45,053
Accrued liabilities	48,423	26,490
Difference between book and tax bases of tangible assets	4,388	1,735
Difference between book and tax bases of intangible assets	17,735	19,678
Deferred revenue	7,190	7,426
All other	9,765	16,477

Gross deferred tax assets	526,449	432,421
Less: Valuation allowance	(323,272)	(248,307)

Total deferred tax assets	203,177	184,114

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	18,104	20,990
Difference between book and tax bases of intangible assets	233,646	277,871
Debt	7,075	2,344
Difference between book and tax bases of investment in subsidiaries	29,625	—
Other	13,342	16,534

Total deferred tax liabilities	301,792	317,739

Net deferred tax liabilities	$(98,615)	$(133,625)

(1)	In addition to the impact from the Restatement, we have also corrected in this table the reported amounts for deferred tax assets for NOL and capital loss carryforwards and the valuation allowance to correct an error. We have previously reported deferred tax assets for NOL and capital loss carryforwards of $221,728 and a total valuation allowance of $262,223. These amounts were each reduced by $13,916 to correct the error. This adjustment has no impact on the consolidated balance sheet or results of operations for any period presented.

During November 2015, the FASB issued Accounting Standards Update No. 2015-17, ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted this ASU effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets and liabilities to the net non-current deferred tax assets and liabilities in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Income Taxes (Continued)

	2016	2015 (As Restated)
Net non-current deferred tax assets	$20,483	$13,993
Net non-current deferred tax liabilities	(119,098)	(147,618)

Net deferred tax liabilities	$(98,615)	$(133,625)

As of December 31, 2016, our gross (tax effected) federal, state and foreign net operating loss carryforwards were approximately $173.9 million ($60.9 million), $1,032.8 million ($70.1 million), and $505.6 million ($81.5 million), respectively. If not utilized, a portion of the federal, state and foreign net operating loss carryforwards will begin to expire in 2020, 2017 and 2017, respectively. Certain foreign net operating loss carryforwards can be carried forward indefinitely. As of December 31, 2016, our gross (tax effected) federal, state and foreign capital loss carryforwards were approximately $223.3 million ($78.2 million), $223.3 million ($11.2 million) and $5.1 million ($1.1 million), respectively. If not utilized, a portion of the federal capital loss carryforwards will begin to expire in 2017. In addition, substantially all of the foreign capital loss carryforwards can be carried forward indefinitely. As of December 31, 2016, we had $6.3 million of U.S. federal research and development credit carryforward and $21.6 million of state research and development credit carryforward, $7.9 million of U.S. federal Alternative Minimum Tax (“AMT”) credit carryforwards, $93.9 million of U.S. foreign tax credit carryforwards and $1.1 million of other foreign tax credit carryforwards. If not utilized, a portion of the U.S. federal research and development credit and U.S. foreign tax credit will begin to expire in 2026 and 2018, respectively. Of the $21.6 million state research and development credit, $6.8 million was generated in California, which can be carried forward indefinitely. The U.S. federal AMT credit can also be carried forward indefinitely. All U.S. federal loss carryforwards and credits are subject to the limitations imposed by Section 382 and 383 of the Internal Revenue Code, and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Sections 382 and 383 impose an annual limitation on the use of these loss carryforwards or credits to an amount equal to the value of the company at the time of certain ownership changes multiplied by the long-term tax exempt rate. Additionally, certain state and foreign losses and credits may be subject to similar limitations based on local provisions. These loss and tax credit carryforwards may be available to reduce future U.S. federal, state and foreign taxable income and taxes, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

The accounting guidance for income taxes provides that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance places less weight on projected taxable income to support the recovery of the deferred tax assets. To the extent we establish or increase a valuation allowance in a period, we must include an expense within our income tax provision. As of December 31, 2016, we recorded a valuation allowance of $323.3 million due to uncertainties related to the future benefits and realization of our deferred tax assets related primarily to U.S. federal and state net deferred tax assets as well as foreign tax attribute carryforwards. This is an increase of $75.0 million from the valuation allowance of $248.3 million as of December 31, 2015 due to U.S. cumulative losses. The period ended December 31, 2016 is the first quarter that, on a U.S. GAAP basis, we have three-year cumulative U.S. book loss. Specifically, we

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Income Taxes (Continued)

established a valuation allowance and recorded an expense within our income tax provision of $60.4 million against our U.S. federal and state net deferred tax assets due to cumulative losses. The remaining $14.6 million valuation allowance increase relates to foreign deferred tax assets, particularly foreign attribute carryforwards. In reaching this conclusion, we have reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our income tax provision.

The estimated amount of undistributed earnings of our foreign subsidiaries is $550.5 million at December 31, 2016. Aside from the $2.8 million of foreign withholding taxes that we previously provided on certain undistributed earnings, no amounts for U.S. income tax have been provided on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of distribution of those earnings we would be subject to both U.S. income and foreign withholding taxes, which potentially would be offset by U.S. foreign tax credits. Determination of the amount of tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation.

The following table presents the components of our provision (benefit) for income taxes (in thousands) for continuing operations:

	2016	2015 (As Restated)	2014 (As Restated)
Current:
Federal	$5,168	$(12,027)	$3,949
State	1,606	2,331	487
Foreign	64,612	55,519	54,340

	71,386	45,823	58,776

Deferred:
Federal	(49,569)	(71,748)	25,629
State	8,059	(8,572)	(4,142)
Foreign	5,500	(19,067)	(9,233)

	(36,010)	(99,387)	12,254

Total provision (benefit) for income taxes	$35,376	$(53,564)	$71,030

In addition to the impact from the restatement, we also reclassified $1.5 million of provision and $2.9 million of provision in 2015 and 2014, respectively, from the current federal provision to the current foreign provision to correct an error in classification.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Income Taxes (Continued)

The following table presents a reconciliation from the U.S. statutory tax rate to our effective tax rate, for continuing operations, excluding equity earnings of unconsolidated subsidiaries:

	2016	2015 (As Restated)	2014 (As Restated)
Statutory rate	35%	35%	35%
Stock-based compensation	(3)	(1)	(1)
Rate differential on foreign earnings	18	18	4
Impact of foreign inclusion	—	—	(2)
U.S. federal research and development credit	2	2	1
State income taxes, net of federal benefit	(3)	6	3
Contingent consideration	3	25	(3)
Rate changes	1	1	(3)
Return to provision	(2)	4	19
Other permanent items	(2)	(1)	3
Change in valuation allowance	(40)	(8)	(73)
Foreign dividends, net	(11)	(12)	(19)
Uncertain tax positions	(5)	(5)	(19)
Withholding taxes	—	(2)	(6)
Sale of business	(3)	—	—
Non-deductible fines and penalties	(4)	—	—
Gain on sale of equity investments	(9)	—	—

Effective tax rate	(23)%	62%	(61)%

The provision for income taxes increased by $89.0 million to a $35.4 million expense in 2016, from a $53.6 million benefit in 2015. The effective tax rate in 2016 was (23%) compared to a tax rate of 62% in 2015. The increase in the provision for income taxes from 2015 to 2016 is primarily related to changes in our jurisdictional mix of income (loss), the increase in our valuation allowance particularly related to our U.S. federal and state net deferred tax assets and the tax impact of contingent consideration income.

The primary components of the 2016 provision for income taxes related to foreign income taxes, the increase in our valuation allowance relating to U.S. net deferred tax assets, and the increase in reserves for uncertain tax positions partially offset by U.S. federal and state income tax benefits. The primary components of the 2015 benefit for income taxes related to U.S. federal and state income tax benefits from operating losses, the tax impact of contingent consideration income not recognized for tax purposes and certain return-to-provision adjustments.

The impact on the rate in 2014 through 2016 relating to contingent consideration is due to fair value accounting used for contingent consideration on stock acquisitions with no corresponding inside tax basis for tax purposes.

Change in valuation allowances primarily relates to the establishment of a valuation allowance against our U.S. federal and state net deferred tax assets, as well as foreign attribute carryforwards where it is not more likely than not that these tax attributes will be realized.

In December 2015, Congress signed into law the Protecting Americans from Tax Hikes Act which retroactively extended the U.S. federal research and development credit from January 1, 2015 through

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Income Taxes (Continued)

December 31, 2015 and permanently extended the credit going forward. As a result, we recognized the retroactive benefit of the 2015 U.S. federal research and development credit of approximately $2.1 million as a discrete item in the fourth quarter of 2015, the period in which the legislation was enacted.

During the year ended December 31, 2016, we increased the gross unrecognized tax benefits for uncertain tax positions excluding interest and penalties by $10.6 million to a total of $131.4 million. The primary reason for the increase relates to the potential taxability of certain income in certain foreign jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions excluding interest and penalties is as follows (in thousands):

Amount
Balance as of January 1, 2014	$30,394
Additions for tax positions related to prior years	20,797
Additions for tax positions related to current year	3,217
Reductions for tax positions related to prior years	(4,477)

Balance as of December 31, 2014	49,931
Additions for tax positions related to prior years	823
Additions for tax positions related to current year	71,505
Reductions for tax positions related to prior years	(1,552)

Balance as of December 31, 2015	$120,707
Additions for tax positions related to prior years	3,296
Additions for tax positions related to current year	11,062
Reductions for tax positions related to prior years	(3,711)

Balance as of December 31, 2016	$131,354

Included in the balance of unrecognized tax benefits as of December 31, 2016 is $73.8 million of tax benefits that, if recognized, would affect the effective tax rate. We believe that it is reasonably possible that approximately $9.7 million of net unrecognized tax benefits (excluding interest and penalties) may be recognized by December 31, 2017 as a result of the expiration of the relevant statutes of limitations.

Interest and penalties related to income tax liabilities are included in income tax expense. The total net amount of interest and penalties recorded in 2016, 2015 and 2014 was $2.9 million, $1.4 million and $1.1 million, respectively. The total net amount of accrued interest and penalties recorded on the consolidated balance sheet at December 31, 2016, 2015 and 2014 was $6.6 million, $3.7 million and $2.3 million, respectively.

The U.S. federal statute of limitations remains open for tax years 2013 through present. The U.S. state statute of limitations varies by state and generally remains open for tax years 2011 through present. The foreign statute of limitations varies between 2010 through present. Also, U.S. federal, state and foreign attribute carryforwards from prior years may still be adjusted upon examination by tax authorities if they are used in an open year. We are currently under income tax examination by the IRS and a number of state and foreign tax authorities. We cannot currently estimate the impact of these audits due to the uncertainties associated with the tax examinations. Management does not expect material changes in tax positions as a result of these ongoing audits.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)    Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our operating segments are currently (i) professional diagnostics; (ii) consumer diagnostics; and (iii) other non-reportable. Our corporate and other segment consists primarily of corporate expenses and assets that are not used in assessing operating segment performance and are necessary to reconcile the operating segments’ performance to the consolidated results. In January 2015, we sold our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that was retained by Alere was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two operating segments: (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, in this Annual Report on Form 10-K, we will now report our Alere Home Monitoring business as a separate operating segment under the heading “other non-reportable segment.” Alere Home Monitoring distributes PT/INR coagulation monitors and facilitates the distribution of equipment and supplies to power and control customers’ implanted ventricular assist devices, or VADs, as well as telemonitoring services that allows VAD coordinators to monitor patients soon after discharge and receive alerts when critical patient values fall outside pre-established ranges. The information provided in this Annual Report on Form 10-K has been retroactively adjusted to reflect this change. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for 2016, 2015 and 2014 and as of December 31, 2016 and 2015 is as follows (in thousands):

2016	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segments	Corporate and Other	Total
Net revenue	$2,159,680	$74,152	$142,503	$—	$2,376,335
Operating income (loss)	$302,759	$475	$25,250	$(313,760)	$14,724
Depreciation and amortization	$253,853	$5,266	$17,651	$8,838	$285,608
Restructuring charge	$15,890	$—	$—	$21,995	$37,885
Stock-based compensation	$—	$—	$—	$41,796	$41,796
Assets	$5,199,806	$175,362	$87,193	$185,918	$5,648,279
Expenditures for property, plant and equipment	$58,151	$1,508	$4,169	$3,866	$67,694

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)    Financial Information by Segment (Continued)

2015	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segment	Corporate and Other	Total
Net revenue, as restated	$2,241,391	$85,128	$129,096	$—	$2,455,615
Operating income (loss) , as restated	$330,664	$2,872	$13,000	$(216,824)	$129,712
Depreciation and amortization	$282,411	$2,836	$16,912	$7,105	$309,264
Restructuring charge	$14,305	$—	$—	$1,362	$15,667
Stock-based compensation	$—	$—	$—	$26,391	$26,391
Assets	$5,515,576	$172,551	$99,364	$130,669	$5,918,160
Expenditures for property, plant and equipment	$73,490	$1,403	$3,175	$12,710	$90,778

2014	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segment	Corporate and Other	Total
Net revenue, as restated	$2,369,885	$89,087	$118,029	$—	$2,577,001
Operating income (loss) , as restated	$160,805	$11,921	$12,233	$(90,281)	$94,678
Depreciation and amortization	$318,051	$692	$13,831	$3,455	$336,029
Restructuring charge	$44,503	$—	$—	$14,235	$58,738
Stock-based compensation	$—	$—	$—	$12,452	$12,452
Expenditures for property, plant and equipment	$76,111	$3,360	$3,023	$18,068	$100,562

The following tables summarize our net revenue from the professional diagnostics reporting segment by groups of similar products and services for 2016, 2015 and 2014 (in thousands):

	2016	2015 (As Restated)	2014 (As Restated)
Cardiometabolic	$622,468	$703,553	$725,423
Infectious disease	776,153	710,178	723,715
Toxicology	608,635	618,362	644,621
Other	140,426	192,321	255,076

Professional diagnostics net product sales and services revenue	2,147,682	2,224,414	2,348,835
License and royalty revenue	11,998	16,977	21,050

Professional diagnostics net revenue	$2,159,680	$2,241,391	$2,369,885

The following tables summarize our net revenue for all segments by geographic area for 2016, 2015 and 2014, respectively, and our long-lived tangible assets by geographic area as of December 31, 2016 and 2015, respectively (in thousands):

	2016	2015 (As Restated)	2014 (As Restated)
Revenue by Geographic Area:
United States	$1,294,013	$1,372,039	$1,366,739
Europe	401,692	437,653	533,116
Elsewhere(1)	680,630	645,923	677,146

	$2,376,335	$2,455,615	$2,577,001

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)    Financial Information by Segment (Continued)

(1)	Includes, among many others, the following countries: China, India, Japan, South Korea, Brazil, Canada, Uganda and Nigeria.

	December 31,
	2016	2015
Long-lived Tangible Assets by Geographic Area:
United States	$267,519	$261,385
United Kingdom	21,342	26,512
China	30,161	28,705
Elsewhere(1)	122,168	129,437

	$441,190	$446,039

(1)	Includes, among many others, the following countries: South Korea, Germany, Norway, Canada and Brazil.

(20)  Other Arrangements

In September 2014, we entered into a contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, to develop diagnostic countermeasures for pandemic influenza. Under the terms of the contract, BARDA will provide up to $12.9 million to us to support the development of a rapid, molecular, low-cost influenza diagnostic device with PCR-like performance at the point of care. The project is designed to help support future preparedness and medical response to an influenza pandemic. Funding from BARDA is subject to successful completion of various interim feasibility and development milestones as defined in the agreement. As of December 31, 2016 and 2015, we had incurred $ 4.5 million and $3.4 million, respectively, of qualified expenditures under the contract, for which we had received cash reimbursement from BARDA in the amount of $3.6 million and $2.7 million, respectively, and $0.9 million and $0.7 million was recorded as a receivable as of December 31, 2016 and 2015. Reimbursements of qualified expenditures under this contract are recorded as a reduction of our related qualified research and development expenditures.

In February 2013, we entered into an agreement with the Bill & Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of validated, low-cost, nucleic-acid assays and cartridges for clinical tuberculosis (TB) detection and drug-resistance testing, and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provided for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. In April 2016, we and the Gates Foundation agreed to mutually terminate this grant and loan agreement and, therefore, there will be no additional grants and no advances will be available under the loan agreement. We had not borrowed any amounts under the Gates Loan Agreement prior to its mutual termination. As of December 31, 2015, we had received approximately $19.7 million in grant-related funding from the Gates Foundation. Grant funds were recorded upon receipt as restricted cash and deferred grant funding, with the deferred grant funding classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures were incurred under the terms of the grant, we

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Other Arrangements (Continued)

used the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the years ended December 31, 2015 and 2014, we incurred approximately $3.9 million and $9.5 million, respectively, of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses. There were no amounts remaining as restricted cash or deferred grant funding as of December 31, 2015 or December 31, 2016.

In addition to the February 2013 grant discussed above, we have also been awarded several smaller grants by the Gates Foundation in the aggregate amount of approximately $3.5 million to support the elimination of malaria. We incurred qualifying expenses totaling approximately $1.3 million and $0.5 million for the twelve months ended December 31, 2016 and 2015, respectively. In December 2016 we received $0.8 million of funding associated with these grants. As of December 31, 2016, $1.3 million under these grants is recorded as restricted cash and $1.2 million is recorded as deferred grant funding on our consolidated balance sheet.

(21)  Related Party Transactions

(a)  Divestiture of ACS Companies

On October 10, 2014, we completed the sale of ACS to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with the Purchaser and Sumit Nagpal. In connection with the sale of ACS, in June 2015 we also sold our subsidiary Wellogic ME FZ — LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser. See Note 4.

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

We had a net payable to SPD of $3.7 million as of December 31, 2016 and $1.2 million as of December 31, 2015. The $3.7 million net payable balance as of December 31, 2016 is net of a receivable of approximately $1.2 million for costs incurred in connection with our 2008 SPD-related restructuring plans. The $1.2 million net payable balance as of December 31, 2015 is net of a receivable of approximately $1.5 million for costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $6.1 million and $8.9 million as of December 31, 2016 and 2015, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture have been classified as other receivables within prepaid and other current

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)  Related Party Transactions (Continued)

assets on our consolidated balance sheets in the amounts of $7.5 million and $7.8 million as of December 31, 2016 and 2015, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $78.7 million, $77.1 million and $83.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $1.0 million, $1.1 million and $1.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. We defer our profit on products sold to SPD until the products are sold through to the customer. As a result of these related transactions, we have recorded $7.9 million and $9.9 million of trade receivables which are included in accounts receivable on our consolidated balance sheets as of December 31, 2016 and 2015, respectively, and $34.2 million and $23.6 million of trade accounts payable which are included in accounts payable on our consolidated balance sheets as of December 31, 2016 and 2015, respectively. During 2016 and 2015, we received $13.6 million and $23.4 million, respectively, in cash from SPD as a distribution of earnings, which are included in cash flows from investing activities in our consolidated statements of cash flows.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	As of December 31,
	2016	2015
Accounts receivable, net of allowances	$7,855	$9,873
Prepaid expenses and other current assets	$7,486	$6,602
Other non-current assets	$6,122	$8,895
Accounts payable	$34,216	$24,887

As previously disclosed, SPD is currently involved in civil litigation brought by a competitor in the United States with respect to the advertising of one of SPD’s products in the United States. The district court issued an injunction with respect to sales and advertising of such product and determined that SPD violated certain laws with respect to the advertising of such product. SPD’s appeal of this decision was unsuccessful. The competitor’s request for damages is now pending before the district court with a trial date set for June 2017 at the earliest. In addition, a class action lawsuit was filed against SPD and P&G in the United States District Court for the Central District of California alleging violations of certain laws in connection with the sales and advertising of one of SPD’s products, which claims are based on similar grounds as those described above. On August 19, 2016, the class action lawsuit was dismissed with prejudice. The plaintiffs appealed the district court’s decision but, in March 2017, they voluntarily dismissed this class action suit. There may be additional lawsuits against SPD or us relating to this matter in the future. The ultimate resolution of these matters, including the amount of any damages that may be required to be paid, is not known at this time, nor is the potential impact that any pending litigation or future litigation may have on SPD or us, including whether any such resolution or any damages imposed by a court would have a material adverse impact on SPD and, ultimately, by virtue of our 50% interest in SPD, on our financial position or results of operations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)  Related Party Transactions (Continued)

(c)  Entrustment Loan Arrangement with SPD Shanghai

Our subsidiary Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD’s subsidiary SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23.0 million (approximately $3.3 million at December 31, 2016), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on our balance sheet and amounted to $3.3 million at December 31, 2016.

(d)  TechLab

On September 16, 2016, we sold our 49% interest in TechLab Inc., a company that provides diagnostic testing products used by physicians and other health care customers to diagnose, treat, and monitor intestinal diseases and other medical conditions. Prior to this sale, we accounted for this interest in TechLab as an equity method investment. Alere served as a distributor of TechLab products prior to the September 16, 2016 sale and will remain the principal global distributor of TechLab products pursuant to the terms of a distribution agreement with TechLab. We had trade payables owed to Techlab of $1.4 million and $3.2 million as of December 31, 2016 and 2015, respectively. We made product purchases from Techlab of $29.9 million, $27.1 million and $24.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As a result of the September 16, 2016 sale of our interest in TechLab, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million, with the associated tax effect of $11.2 million recorded in the provision for income taxes.

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

	Balance at Beginning of Period	Provision	Amounts Charged Against Reserves	Balance at End of Period
Year ended December 31, 2014	$69,146	$42,477	$(35,460)	$76,163
Year ended December 31, 2015	$76,163	$45,279	$(31,741)	$89,701
Year ended December 31, 2016	$89,701	$48,748	$(62,651)	$75,798

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)  Valuation and Qualifying Accounts (Continued)

We have established reserves against obsolete and slow-moving inventories. The activity in the table below includes all inventory reserves. Provisions for obsolete and slow-moving inventories are recorded as a component of cost of net product sales. The following table sets forth activities in our inventory reserve accounts (in thousands):

	Balance at Beginning of Period	Provision	Amounts Charged Against Reserves	Balance at End of Period
Year ended December 31, 2014	$21,437	$12,818	$(6,907)	$27,348
Year ended December 31, 2015	$27,348	$21,592	$(11,165)	$37,775
Year ended December 31, 2016	$37,775	$10,640	$(19,977)	$28,438

We have established a valuation allowance against our deferred tax assets based on the weight of available positive and negative evidence, including our estimates of future income by the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. The following table sets forth activities in our deferred tax accounts (in thousands):

	Balance at Beginning of Period	Additions	Amounts Charged Against Other Accounts	Balance at End of Period
Year ended December 31, 2014	$84,315	$143,454	$864	$228,633
Year ended December 31, 2015, As Restated	$228,633	$19,674	$—	$248,307
Year ended December 31, 2016	$248,307	$74,965	$—	$323,272

(23)  Restructuring Activities

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Statement of Operations Caption	2016	2015	2014
Cost of net revenue	$5,991	$3,816	$11,760
Research and development	4,052	2,752	9,800
Sales and marketing	1,798	3,004	11,350
General and administrative	26,033	6,071	25,786

Total operating expenses	37,874	15,643	58,696
Interest expense, including amortization of original issue discounts and deferred financing costs	11	24	42

Total charges	$37,885	$15,667	$58,738

(a)  2016 Restructuring Plans

During 2016, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our manufacturing and supply chain, and research and development groups, as well as closing certain business locations in Europe and the United States. The following

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)  Restructuring Activities (Continued)

table summarizes the restructuring activities related to the 2016 restructuring plans for the year ended December 31, 2016 (in thousands):

Professional Diagnostics	2016
Severance-related costs	$6,217
Facility and transition costs	3,010

Cash charges	9,227
Fixed asset and inventory impairments	443

Total charges	$9,670

Corporate and Other	2016
Severance-related costs	$346
Facility and transition costs	21,649

Total cash charges	$21,995

We anticipate incurring approximately $1.7 million in additional costs under our 2016 restructuring plans related to our professional diagnostics business segment. We anticipate incurring $2.7 million in additional costs under our existing 2016 restructuring plans relating to our corporate and other business segment. As of December 31, 2016, $7.6 million in severance and transition costs arising under our 2016 restructuring plans remain unpaid.

(b)  Restructuring Plans Prior to 2016

In 2014, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our global sales and marketing, information technology, and research and development groups, as well as closing certain business locations in Europe and Asia. In 2013, management developed cost reduction plans impacting businesses in the United States, Europe and Asia Pacific regions. In 2011, management developed plans to consolidate operating activities among certain of our United States, European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea and eliminating redundant costs among our Axis-Shield subsidiaries. Additionally, in 2008, management developed and initiated plans to transition the Cholestech business to our San Diego, California facility. All of the plans from 2008 to 2013 impacted our professional diagnostics business segment.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)  Restructuring Activities (Continued)

The following table summarizes the restructuring activities related to our active restructuring plans prior to 2016 for the years ended December 31, 2016, 2015 and 2014 and since inception of these restructuring plans (in thousands):

Professional Diagnostics	2016	2015	2014	Since Inception
Severance-related costs	$3,219	$7,143	$29,071	$65,094
Facility and transition costs	1,257	4,542	4,399	19,738
Other exit costs	11	24	42	833

Cash charges	4,487	11,709	33,512	85,665
Fixed asset and inventory impairments	1,555	678	10,991	19,961
Intangible asset impairments	—	—	—	686
Other non-cash charges	178	1,918	—	2,160

Total charges	$6,220	$14,305	$44,503	$108,472

Corporate and Other	2016	2015	2014	Since Inception
Severance-related costs	$—	$1,376	$2,901	$4,277
Facility and transition costs	—	(14)	11,334	11,322

Cash charges	$—	$1,362	$14,235	$15,599

We anticipate incurring approximately $2.1 million in additional costs under these plans related to our professional diagnostics business segment, primarily related to the closure of our manufacturing facility in Israel. As of December 31, 2016, $3.3 million in cash charges remain unpaid, primarily related to severance costs and facility lease obligations.

(c)  Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $10.6 million is included in accrued expenses and other current liabilities and $0.3 million is included in other long-term liabilities on our consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2013	992	1,781	367	3,140
Cash charges	31,972	15,733	42	47,747
Payments	(27,394)	(7,345)	(119)	(34,858)
Currency adjustments	(980)	(301)	—	(1,281)

Balance, December 31, 2014	4,590	9,868	290	14,748
Cash charges	8,519	4,528	24	13,071
Payments	(11,145)	(12,222)	(134)	(23,501)
Currency adjustments	(331)	(208)	—	(539)

Balance, December 31, 2015	$1,633	$1,966	$180	$3,779
Cash charges	9,782	25,916	11	35,709
Payments	(7,890)	(20,331)	(152)	(28,373)
Currency adjustments	(186)	(39)	—	(225)

Balance, December 31, 2016	$3,339	$7,512	$39	$10,890

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)  Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a)  SPD

We recorded earnings of $19.0 million, $14.3 million and $16.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods and elimination of intercompany profit in inventory related to sales from Alere to SPD which is reflected in SPD’s net income. We received dividends of $13.6 million during 2016.

(b)  TechLab

We recorded earnings of $1.8 million, $1.5 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

On September 16, 2016, we completed the sale of our 49% interest in the TechLab business and, in connection with such sale, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

Combined Condensed Results of Operations:

	For The Years Ended December 31,
	2016	2015	2014
Net revenue	$209,239	$202,611	$211,370

Gross profit	$151,912	$147,386	$160,192

Net income after taxes	$41,616	$32,457	$35,646

Combined Condensed Balance Sheets:

	As of December 31,
	2016	2015
Current assets	$75,248	$71,542
Non-current assets	20,578	30,802

Total assets	$95,826	$102,344

Current liabilities	$44,234	$37,609
Non-current liabilities	3,875	5,157

Total liabilities	$48,109	$42,766

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)  Equity Investments (Continued)

The dividends we received in cash as a return from capital from our equity investments have been included in cash flows from investing activities in our consolidated statements of cash flows for all the periods presented.

(25)  Assets Held for Sale

(a)  Sale of Alere E-Santé

In January 2016, we completed the sale of our Alere E-Santé business, which was a component of our professional diagnostics reporting unit and business segment. We received cash consideration of approximately $8.1 million, net of a final working capital adjustment totaling approximately $0.2 million, and we are eligible to receive up to $1.5 million of contingent cash consideration. As a result of this transaction, we recorded a $3.8 million gain in the year ended December 31, 2016 on the disposition of the Alere E-Santé business. As of December 31, 2015, we had segregated and classified $4.2 million of various assets associated with our E-Santé business, including $3.2 million of allocated goodwill, as assets held for sale — current and $0.4 million of various liabilities as liabilities related to assets held for sale — current, on our consolidated balance sheet.

(b)  Sale of TechLab Equity Method Investment

As of December 31, 2015, we continued to meet the held for sale criteria with respect to our 49% investment in TechLab. Accordingly, we have classified our investment in TechLab, with a value of approximately $13.3 million, in assets held for sale — non-current in our consolidated balance sheet as of December 31, 2015. See Note 24(b).

On September 16, 2016, we completed the sale of our 49% interest in the TechLab business and, in connection with such sale, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million.

(26)  Impairment and (Gain) Loss on Dispositions, Net

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

In November 2015, we completed the sale of the BBI business. We received cash consideration of approximately $106.4 million, net of a final working capital adjustment, and we are eligible to receive contingent consideration payments of up to $46.6 million upon the achievement of a certain milestone. The net assets disposed of in connection with the disposition of the BBI business were valued at an aggregate of $66.5 million and the value of the allocated goodwill was $49.2 million. Because the aggregate value of the net assets and goodwill disposed of in the transaction exceeded the closing cash consideration, we recorded a $9.3 million loss in 2015 on the disposition of the BBI business.

In July 2015, we sold certain assets of our Inverness Medical Innovations Australia Pty Ltd business, which was part of our professional diagnostics reporting unit and business segment, for AUD 0.2 million (approximately $0.1 million as of the date of disposition) in cash proceeds and, as a result of this transaction, we recorded a loss of $1.2 million during 2015.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Impairment and (Gain) Loss on Dispositions, Net (Continued)

In May 2015, we sold our Alere Analytics business, which was part of our professional diagnostics reporting segment. Under the terms of the sale we received nominal consideration and agreed to contribute working capital of $2.7 million to Alere Analytics, of which $2.4 million was contributed in cash immediately prior to the closing of the sale and the remaining $0.3 million of which was deposited in escrow pending the performance by the buyers under certain contracts. As a result of this transaction we recorded a loss of $3.6 million during 2015. During 2015, before identifying a buyer for Alere Analytics, our management decided to close the business, and in connection with this decision we recorded an impairment charge of $26.7 million during the period, including the write-off of $26.2 million of acquisition-related intangible assets and $0.5 million of fixed assets.

In March 2015, we sold certain assets of our AdnaGen GmbH business, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in cash proceeds and, as a result of this transaction, we recorded a loss of $0.3 million during 2015.

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary, which was part of our professional diagnostics reporting unit and business segment, for € 7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.5 million during 2015.

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

(27)  Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes:

During 2016, 2015 and 2014, we made cash payments for interest totaling $157.7 million, $167.6 million and $192.1 million, respectively.

During 2016, 2015 and 2014, total net cash paid for income taxes was $70.9 million, $55.2 million and $58.8 million, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited)

The information set forth below for the first three quarters and year-to-date periods in fiscal year 2016 and for all quarters and year-to-date periods in fiscal year 2015 has been restated to correct the misstatements described in Note 2. In addition, we have also made adjustments related to (a) misstatements in the classification of certain amounts between current assets, noncurrent assets and current liabilities, (b) misstatements in the classification of certain legal-related charges between non-operating expenses and operating expenses, and (c) misstatements to general and administrative expenses to correct the timing of bad debt expenses and fair value adjustments related to contingent consideration liabilities from acquisitions. The operating results for any given quarter are not necessarily indicative of results for any future periods. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

The following tables reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts. All financial statements are unaudited.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30, 2016
	As Previously Reported	Restatement Adjustment(1)	As Restated
Net product sales	$456,096	$(72)	$456,024
Services revenue	123,778	—	123,778

Net product sales and services revenue	579,874	(72)	579,802
License and royalty revenue	2,480	—	2,480

Net revenue	582,354	(72)	582,282

Cost of net product sales	238,946	113	239,059
Cost of services revenue	76,639	—	76,639

Cost of net product sales and services revenue	315,585	113	315,698
Cost of license and royalty revenue	641	—	641

Cost of net revenue	316,226	113	316,339

Gross profit	266,128	(185)	265,943
Operating expenses:			—
Research and development	31,430	—	31,430
Sales and marketing	101,979	(13)	101,966
General and administrative	129,287	19,253	148,540
Impairment and (gain) loss on dispositions, net	—	—	—

Operating income	3,432	(19,425)	(15,993)
Interest expense, including amortization of original issue discounts and deferred financing costs	(44,130)	—	(44,130)
Other income (expense), net	(14,312)	13,153	(1,159)

Loss from continuing operations before provision (benefit) for income taxes	(55,010)	(6,272)	(61,282)
Provision (benefit) for income taxes	(50,888)	92	(50,796)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(4,122)	(6,364)	(10,486)
Equity earnings of unconsolidated entities, net of tax	26,149	—	26,149

Income (loss) from continuing operations	22,027	(6,364)	15,663
Income (loss) from discontinued operations, net of tax	—	—	—

Net income (loss)	22,027	(6,364)	15,663
Less: Net income attributable to non-controlling interests	207	—	207

Net income (loss) attributable to Alere Inc. and Subsidiaries	21,820	(6,364)	15,456
Preferred stock dividends	(5,366)	—	(5,366)

Net income (loss) available to common stockholders	$16,454	$(6,364)	$10,090

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$0.19	$(0.07)	$0.12
Income (loss) from discontinued operations	—	—	—

Net income (loss) per common share	$0.19	$(0.07)	$0.12

Weighted-average shares—basic	86,753	—	86,753

Weighted-average shares—diluted	87,885	—	87,885

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$30,768	$(6,364)	$24,404

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter, except for the adjustments to increase general and administrative expenses, which is comprised of (a) a $1,700 adjustment to increase bad debt expense, (b) a $4,400 adjustment of additional expense related to a correction in the measurement of an acquisition-related contingent consideration obligation and (c) a $13,153 reclassification adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30, 2016
	As Previously Reported	Restatement Adjustment(1)	As Restated
Net product sales	$1,399,613	$7,875	$1,407,488
Services revenue	364,296	—	364,296

Net product sales and services revenue	1,763,909	7,875	1,771,784
License and royalty revenue	7,742	—	7,742

Net revenue	1,771,651	7,875	1,779,526

Cost of net product sales	726,805	3,415	730,220
Cost of services revenue	228,033	—	228,033

Cost of net product sales and services revenue	954,838	3,415	958,253
Cost of license and royalty revenue	2,567	—	2,567

Cost of net revenue	957,405	3,415	960,820

Gross profit	814,246	4,460	818,706
Operating expenses:	—	—	—
Research and development	86,938	—	86,938
Sales and marketing	304,308	742	305,050
General and administrative	372,597	27,753	400,350
Impairment and (gain) loss on dispositions, net	(3,810)	—	(3,810)

Operating income	54,213	(24,035)	30,178
Interest expense, including amortization of original issue discounts and deferred financing costs	(128,565)	—	(128,565)
Other income (expense), net	(29,773)	23,353	(6,420)

Loss from continuing operations before provision (benefit) for income taxes	(104,125)	(682)	(104,807)
Provision (benefit) for income taxes	(47,979)	(407)	(48,386)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(56,146)	(275)	(56,421)
Equity earnings of unconsolidated entities, net of tax	33,305	—	33,305

Income (loss) from continuing operations	(22,841)	(275)	(23,116)
Income (loss) from discontinued operations, net of tax	—	—	—

Net income (loss)	(22,841)	(275)	(23,116)
Less: Net income attributable to non-controlling interests	453	—	453

Net income (loss) attributable to Alere Inc. and Subsidiaries	(23,294)	(275)	(23,569)
Preferred stock dividends	(15,983)	—	(15,983)

Net income (loss) available to common stockholders	$(39,277)	$(275)	$(39,552)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.45)	$(0.00)	$(0.45)
Income (loss) from discontinued operations	—	—	—

Net income (loss) per common share	$(0.45)	$(0.00)	$(0.45)

Weighted-average shares—basic and diluted	86,708	—	86,708

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(35,602)	$(275)	$(35,877)

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter, except for the adjustments to increase general and administrative expenses, which is comprised of (a) a $4,400 adjustment of additional expense related to the correction in the measurement of an acquisition-related contingent consideration obligation and (b) a $23,353 reclassification adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustment(1)	As Restated
Net product sales	$483,746	$(784)	$482,962
Services revenue	124,809	—	124,809

Net product sales and services revenue	608,555	(784)	607,771
License and royalty revenue	2,533	—	2,533

Net revenue	611,088	(784)	610,304

Cost of net product sales	250,398	(561)	249,837
Cost of services revenue	78,294	—	78,294

Cost of net product sales and services revenue	328,692	(561)	328,131
Cost of license and royalty revenue	535	—	535

Cost of net revenue	329,227	(561)	328,666

Gross profit	281,861	(223)	281,638
Operating expenses:			—
Research and development	28,446	—	28,446
Sales and marketing	102,516	(72)	102,444
General and administrative	128,354	8,500	136,854
Impairment and (gain) loss on dispositions, net	—	—	—

Operating income	22,545	(8,651)	13,894
Interest expense, including amortization of original issue discounts and deferred financing costs	(42,329)	—	(42,329)
Other income (expense), net	(14,112)	10,200	(3,912)

Loss from continuing operations before provision (benefit) for income taxes	(33,896)	1,549	(32,347)
Provision (benefit) for income taxes	3,117	(535)	2,582

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(37,013)	2,084	(34,929)
Equity earnings of unconsolidated entities, net of tax	2,122	—	2,122

Income (loss) from continuing operations	(34,891)	2,084	(32,807)
Income (loss) from discontinued operations, net of tax	—	—	—

Net income (loss)	(34,891)	2,084	(32,807)
Less: Net income attributable to non-controlling interests	143	—	143

Net income (loss) attributable to Alere Inc. and Subsidiaries	(35,034)	2,084	(32,950)
Preferred stock dividends	(5,308)	—	(5,308)

Net income (loss) available to common stockholders	$(40,342)	$2,084	$(38,258)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.46)	$0.02	$(0.44)
Income (loss) from discontinued operations	—	—	—

Net income (loss) per common share	$(0.46)	$0.02	$(0.44)

Weighted-average shares—basic and diluted	86,737	—	86,737

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(78,638)	$2,084	$(76,554)

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter, except for the adjustments to increase general and administrative expenses, which is comprised of (a) a $1,700 adjustment to decrease bad debt expense and (b) a $10,200 reclassification adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustment(1)	As Restated
Net product sales	$943,517	$7,947	$951,464
Services revenue	240,518	—	240,518

Net product sales and services revenue	1,184,035	7,947	1,191,982
License and royalty revenue	5,262	—	5,262

Net revenue	1,189,297	7,947	1,197,244

Cost of net product sales	487,859	3,302	491,161
Cost of services revenue	151,394	—	151,394

Cost of net product sales and services revenue	639,253	3,302	642,555
Cost of license and royalty revenue	1,926	—	1,926

Cost of net revenue	641,179	3,302	644,481

Gross profit	548,118	4,645	552,763
Operating expenses:	—	—	—
Research and development	55,508	—	55,508
Sales and marketing	202,329	755	203,084
General and administrative	243,310	8,500	251,810
Impairment and (gain) loss on dispositions, net	(3,810)	—	(3,810)

Operating income	50,781	(4,610)	46,171
Interest expense, including amortization of original issue discounts and deferred financing costs	(84,435)	—	(84,435)
Other income (expense), net	(15,461)	10,200	(5,261)

Loss from continuing operations before provision (benefit) for income taxes	(49,115)	5,590	(43,525)
Provision (benefit) for income taxes	2,909	(499)	2,410

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(52,024)	6,089	(45,935)
Equity earnings of unconsolidated entities, net of tax	7,156	—	7,156

Income (loss) from continuing operations	(44,868)	6,089	(38,779)
Income (loss) from discontinued operations, net of tax	—	—	—

Net income (loss)	(44,868)	6,089	(38,779)
Less: Net income attributable to non-controlling interests	246	—	246

Net income (loss) attributable to Alere Inc. and Subsidiaries	(45,114)	6,089	(39,025)
Preferred stock dividends	(10,617)	—	(10,617)

Net income (loss) available to common stockholders	$(55,731)	$6,089	$(49,642)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.64)	$0.07	$(0.57)
Income (loss) from discontinued operations	—	—	—

Net income (loss) per common share	$(0.64)	$0.07	$(0.57)

Weighted-average shares—basic and diluted	86,692	—	86,692

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(66,370)	$6,089	$(60,281)

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter, except for the adjustments to increase general and administrative expenses, which is comprised of (a) a $1,700 adjustment to decrease bad debt expense and (b) a $10,200 reclassification adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31, 2016
	As Previously Reported	Restatement Adjustment(1)	As Restated
Net product sales	$459,771	$8,731	$468,502
Services revenue	115,709	—	115,709

Net product sales and services revenue	575,480	8,731	584,211
License and royalty revenue	2,729	—	2,729

Net revenue	578,209	8,731	586,940

Cost of net product sales	237,461	3,863	241,324
Cost of services revenue	73,100	—	73,100

Cost of net product sales and services revenue	310,561	3,863	314,424
Cost of license and royalty revenue	1,391	—	1,391

Cost of net revenue	311,952	3,863	315,815

Gross profit	266,257	4,868	271,125
Operating expenses:			—
Research and development	27,062	—	27,062
Sales and marketing	99,813	827	100,640
General and administrative	114,956	—	114,956
Impairment and (gain) loss on dispositions, net	(3,810)	—	(3,810)

Operating income	28,236	4,041	32,277
Interest expense, including amortization of original issue discounts and deferred financing costs	(42,106)	—	(42,106)
Other income (expense), net	(1,349)	—	(1,349)

Loss from continuing operations before provision (benefit) for income taxes	(15,219)	4,041	(11,178)
Provision (benefit) for income taxes	(208)	36	(172)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(15,011)	4,005	(11,006)
Equity earnings of unconsolidated entities, net of tax	5,034	—	5,034

Income (loss) from continuing operations	(9,977)	4,005	(5,972)
Income (loss) from discontinued operations, net of tax	—	—	—

Net income (loss)	(9,977)	4,005	(5,972)
Less: Net income attributable to non-controlling interests	103	—	103

Net income (loss) attributable to Alere Inc. and Subsidiaries	(10,080)	4,005	(6,075)
Preferred stock dividends	(5,309)	—	(5,309)

Net income (loss) available to common stockholders	$(15,389)	$4,005	$(11,384)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.18)	$0.05	$(0.13)
Income (loss) from discontinued operations	—	—	—

Net income (loss) per common share	$(0.18)	$0.05	$(0.13)

Weighted-average shares—basic and diluted	86,646	—	86,646

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$12,268	$4,005	$16,273

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31, 2015
	As Previously Reported	Restatement Adjustment(1)	As Restated
Net product sales	$506,516	$(6,149)	$500,367
Services revenue	113,483	—	113,483

Net product sales and services revenue	619,999	(6,149)	613,850
License and royalty revenue	3,286	—	3,286

Net revenue	623,285	(6,149)	617,136

Cost of net product sales	298,795	(1,670)	297,125
Cost of services revenue	72,111	—	72,111

Cost of net product sales and services revenue	370,906	(1,670)	369,236
Cost of license and royalty revenue	(650)	—	(650)

Cost of net revenue	370,256	(1,670)	368,586

Gross profit	253,029	(4,479)	248,550
Operating expenses:
Research and development	28,228	—	28,228
Sales and marketing	111,535	(644)	110,891
General and administrative	114,400	4,586	118,986
Impairment and (gain) loss on dispositions, net	8,132	—	8,132

Operating income	(9,266)	(8,421)	(17,687)
Interest expense, including amortization of original issue discounts and deferred financing costs	(58,739)	—	(58,739)
Other income (expense), net	(6,329)	4,586	(1,743)

Loss from continuing operations before provision (benefit) for income taxes	(74,334)	(3,835)	(78,169)
Provision (benefit) for income taxes	(50,329)	(817)	(51,146)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(24,005)	(3,018)	(27,023)
Equity earnings of unconsolidated entities, net of tax	5,210	—	5,210

Income (loss) from continuing operations	(18,795)	(3,018)	(21,813)
Income (loss) from discontinued operations, net of tax	2,736	—	2,736

Net income (loss)	(16,059)	(3,018)	(19,077)
Less: Net income attributable to non-controlling interests	(5)	—	(5)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(16,054)	(3,018)	(19,072)
Preferred stock dividends	(5,367)	—	(5,367)

Net income (loss) available to common stockholders	$(21,421)	$(3,018)	$(24,439)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.28)	$(0.03)	$(0.31)
Income (loss) from discontinued operations	—	—	—

Net income (loss) per common share	$(0.28)	$(0.03)	$(0.31)

Weighted-average shares—basic and diluted	85,953	—	85,953

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(39,957)	$(3,018)	$(42,975)

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter, except for the adjustment to increase general and administrative expenses due to a $4,586 reclassification adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30, 2015
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
Net product sales	$472,128	$831	$472,959
Services revenue	128,341	—	128,341

Net product sales and services revenue	600,469	831	601,300
License and royalty revenue	3,299	—	3,299

Net revenue	603,768	831	604,599

Cost of net product sales	245,814	(385)	245,429
Cost of services revenue	79,851	—	79,851

Cost of net product sales and services revenue	325,665	(385)	325,280
Cost of license and royalty revenue	1,137	—	1,137

Cost of net revenue	326,802	(385)	326,417

Gross profit	276,966	1,216	278,182
Operating expenses:
Research and development	36,011	—	36,011
Sales and marketing	106,493	231	106,724
General and administrative	101,306	—	101,306
Impairment and (gain) loss on dispositions, net	2,074	—	2,074

Operating income	31,082	985	32,067
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,333)	—	(52,333)
Other income (expense), net	3,658	—	3,658

Loss from continuing operations before provision (benefit) for income taxes	(17,593)	985	(16,608)
Provision (benefit) for income taxes	(10,212)	72	(10,140)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(7,381)	913	(6,468)
Equity earnings of unconsolidated entities, net of tax	5,000	—	5,000

Income (loss) from continuing operations	(2,381)	913	(1,468)
Income (loss) from discontinued operations, net of tax	—	—	—

Net income (loss)	(2,381)	913	(1,468)
Less: Net income attributable to non-controlling interests	(61)	—	(61)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(2,320)	913	(1,407)
Preferred stock dividends	(5,369)	—	(5,369)

Net income (loss) available to common stockholders	$(7,689)	$913	$(6,776)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.09)	$0.01	$(0.08)
Income (loss) from discontinued operations	—	—	—

Net income (loss) per common share	$(0.09)	$0.01	$(0.08)

Weighted-average shares—basic and diluted	85,895	—	85,895

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(90,713)	$913	$(89,800)

(1)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended September 30, 2016 and, in connection with the presentation in such Form 10-Q, such amounts had been revised from the figures presented earlier in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 due most significantly to a $1,724 adjustment to increase revenue, a $1,087 adjustment to decrease other income and an $8,712 adjustment to decrease benefit for income taxes, with an overall impact of a $7,882 adjustment to decrease net income, which were identified during the preparation of the Annual Report on Form 10-K for 2015.
(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30, 2015
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
Net product sales	$1,447,515	$(1,552)	$1,445,963
Services revenue	378,825	—	378,825

Net product sales and services revenue	1,826,340	(1,552)	1,824,788
License and royalty revenue	13,691	—	13,691

Net revenue	1,840,031	(1,552)	1,838,479

Cost of net product sales	743,808	(1,787)	742,021
Cost of services revenue	232,277	—	232,277

Cost of net product sales and services revenue	976,085	(1,787)	974,298
Cost of license and royalty revenue	4,431	—	4,431

Cost of net revenue	980,516	(1,787)	978,729

Gross profit	859,515	235	859,750
Operating expenses:
Research and development	91,225	—	91,225
Sales and marketing	323,596	(48)	323,548
General and administrative	255,170	—	255,170
Impairment and (gain) loss on dispositions, net	42,408	—	42,408

Operating income	147,116	283	147,399
Interest expense, including amortization of original issue discounts and deferred financing costs	(158,258)	—	(158,258)
Other income (expense), net	4,486	—	4,486

Loss from continuing operations before provision (benefit) for income taxes	(6,656)	283	(6,373)
Provision (benefit) for income taxes	(2,376)	(43)	(2,419)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(4,280)	326	(3,954)
Equity earnings of unconsolidated entities, net of tax	10,320	—	10,320

Income (loss) from continuing operations	6,040	326	6,366
Income (loss) from discontinued operations, net of tax	216,777	—	216,777

Net income (loss)	222,817	326	223,143
Less: Net income attributable to non-controlling interests	386	—	386

Net income (loss) attributable to Alere Inc. and Subsidiaries	222,431	326	222,757
Preferred stock dividends	(15,927)	—	(15,927)

Net income (loss) available to common stockholders	$206,504	$326	$206,830

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.12)	$0.00	$(0.12)
Income (loss) from discontinued operations	2.57	—	2.57

Net income (loss) per common share	$2.45	$0.00	$2.45

Weighted-average shares—basic and diluted	85,141	—	85,141

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$98,666	$326	$98,992

(1)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended September 30, 2016 and, in connection with the presentation in such Form 10-Q, such amounts had been revised from the figures presented earlier in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 due to a $678 adjustment to increase revenue, a $1,971 adjustment to increase cost of revenue and operating expenses, a $3,249 adjustment to decrease other income and a $7,633 adjustment to decrease benefit for income taxes with an overall impact of a $12,175 adjustment to decrease net income, which were identified during the preparation of the Annual Report on Form 10-K for 2015.
(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2015
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
Net product sales	$491,049	$603	$491,652
Services revenue	126,628	—	126,628

Net product sales and services revenue	617,677	603	618,280
License and royalty revenue	5,694	—	5,694

Net revenue	623,371	603	623,974

Cost of net product sales	257,893	894	258,787
Cost of services revenue	76,800	—	76,800

Cost of net product sales and services revenue	334,693	894	335,587
Cost of license and royalty revenue	1,344	—	1,344

Cost of net revenue	336,037	894	336,931

Gross profit	287,334	(291)	287,043
Operating expenses:
Research and development	27,198	—	27,198
Sales and marketing	108,024	(118)	107,906
General and administrative	61,173	—	61,173
Impairment and (gain) loss on dispositions, net	5,542	—	5,542

Operating income	85,397	(173)	85,224
Interest expense, including amortization of original issue discounts and deferred financing costs	(59,494)	—	(59,494)
Other income (expense), net	3,195	—	3,195

Loss from continuing operations before provision (benefit) for income taxes	29,098	(173)	28,925
Provision (benefit) for income taxes	15,689	99	15,788

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	13,409	(272)	13,137
Equity earnings of unconsolidated entities, net of tax	1,361	—	1,361

Income (loss) from continuing operations	14,770	(272)	14,498
Income (loss) from discontinued operations, net of tax	—	—	—

Net income (loss)	14,770	(272)	14,498
Less: Net income attributable to non-controlling interests	359	—	359

Net income (loss) attributable to Alere Inc. and Subsidiaries	14,411	(272)	14,139
Preferred stock dividends	(5,308)	—	(5,308)

Net income (loss) available to common stockholders	$9,103	$(272)	$8,831

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$0.11	$(0.01)	$0.10
Income (loss) from discontinued operations	—	—	—

Net income (loss) per common share	$0.11	$(0.01)	$0.10

Weighted-average shares — basic	85,173	—	85,173

Weighted-average shares — diluted	86,635	—	86,635

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$60,763	$(272)	$60,491

(1)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and, in connection with the presentation in such Form 10-Q, such amounts had been revised from the figures presented earlier in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 due to a $5,785 adjustment to decrease revenue, a $545 adjustment to decrease cost of revenue, a $1,200 adjustment to increase operating expenses, a $1,065 adjustment to decrease other income and a $2,012 adjustment to decrease provision for income taxes with an overall impact of a $5,493 adjustment to decrease net income, which were identified during the preparation of the Annual Report on Form 10-K for 2015.
(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30, 2015
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
Net product sales	$975,387	$(2,383)	$973,004
Services revenue	250,484	—	250,484

Net product sales and services revenue	1,225,871	(2,383)	1,223,488
License and royalty revenue	10,392	—	10,392

Net revenue	1,236,263	(2,383)	1,233,880

Cost of net product sales	497,994	(1,402)	496,592
Cost of services revenue	152,426	—	152,426

Cost of net product sales and services revenue	650,420	(1,402)	649,018
Cost of license and royalty revenue	3,294	—	3,294

Cost of net revenue	653,714	(1,402)	652,312

Gross profit	582,549	(981)	581,568
Operating expenses:
Research and development	55,214	—	55,214
Sales and marketing	217,103	(279)	216,824
General and administrative	153,864	—	153,864
Impairment and (gain) loss on dispositions, net	40,334	—	40,334

Operating income	116,034	(702)	115,332
Interest expense, including amortization of original issue discounts and deferred financing costs	(105,925)	—	(105,925)
Other income (expense), net	828	—	828

Loss from continuing operations before provision (benefit) for income taxes	10,937	(702)	10,235
Provision (benefit) for income taxes	7,836	(115)	7,721

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	3,101	(587)	2,514
Equity earnings of unconsolidated entities, net of tax	5,320	—	5,320

Income (loss) from continuing operations	8,421	(587)	7,834
Income (loss) from discontinued operations, net of tax	216,777	—	216,777

Net income (loss)	225,198	(587)	224,611
Less: Net income attributable to non-controlling interests	447	—	447

Net income (loss) attributable to Alere Inc. and Subsidiaries	224,751	(587)	224,164
Preferred stock dividends	(10,558)	—	(10,558)

Net income (loss) available to common stockholders	$214,193	$(587)	$213,606

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.03)	$(0.01)	$(0.04)
Income (loss) from discontinued operations	2.57	—	2.57

Net income (loss) per common share	$2.54	$(0.01)	$2.53

Weighted-average shares — basic and diluted	84,758	—	84,758

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$189,379	$(587)	$188,792

(1)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and, in connection with the presentation in such Form 10-Q, such amounts had been revised from the figures presented earlier in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 due to a $1,046 adjustment to decrease revenue, a $2,164 adjustment to increase cost of revenue and operating expenses, a $2,162 adjustment to decrease other income and a $1,079 adjustment to decrease provision for income taxes with an overall impact of a $4,293 adjustment to decrease net income, which were identified during the preparation of the Annual Report on Form 10-K for 2015.
(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31, 2015
	As Previously Reported(1)	Restatement Adjustment(2)	As Restated
Net product sales	$484,338	$(2,986)	$481,352
Services revenue	123,856	—	123,856

Net product sales and services revenue	608,194	(2,986)	605,208
License and royalty revenue	4,698	—	4,698

Net revenue	612,892	(2,986)	609,906

Cost of net product sales	240,101	(2,296)	237,805
Cost of services revenue	75,626	—	75,626

Cost of net product sales and services revenue	315,727	(2,296)	313,431
Cost of license and royalty revenue	1,950	—	1,950

Cost of net revenue	317,677	(2,296)	315,381

Gross profit	295,215	(690)	294,525
Operating expenses:			—
Research and development	28,016	—	28,016
Sales and marketing	109,079	(161)	108,918
General and administrative	92,691	—	92,691
Impairment and (gain) loss on dispositions, net	34,792	—	34,792

Operating income	30,637	(529)	30,108
Interest expense, including amortization of original issue discounts and deferred financing costs	(46,431)	—	(46,431)
Other income (expense), net	(2,367)	—	(2,367)

Loss from continuing operations before provision (benefit) for income taxes	(18,161)	(529)	(18,690)
Provision (benefit) for income taxes	(7,853)	(214)	(8,067)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(10,308)	(315)	(10,623)
Equity earnings of unconsolidated entities, net of tax	3,959	—	3,959

Income (loss) from continuing operations	(6,349)	(315)	(6,664)
Income (loss) from discontinued operations, net of tax	216,777	—	216,777

Net income (loss)	210,428	(315)	210,113
Less: Net income attributable to non-controlling interests	88	—	88

Net income (loss) attributable to Alere Inc. and Subsidiaries	210,340	(315)	210,025
Preferred stock dividends	(5,250)	—	(5,250)

Net income (loss) available to common stockholders	$205,090	$(315)	$204,775

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.14)	$(0.00)	$(0.14)
Income (loss) from discontinued operations	2.57	—	2.57

Net income (loss) per common share	$2.43	$(0.00)	$2.43

Weighted-average shares—basic and diluted	84,338	—	84,338

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$128,616	$(315)	$128,301

(1)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2016 and, in connection with the presentation in such Form 10-Q, such amounts had been revised from the figures presented earlier in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 due to a $4,739 adjustment to increase revenue, a $1,509 adjustment to increase cost of revenue, a $1,097 adjustment to increase other expense and a $933 adjustment to decrease benefit for income taxes with an overall impact of a $1,200 adjustment to increase net income, which were identified during the preparation of the Annual Report on Form 10-K for 2015.
(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	As of September 30, 2016
	As Previously Reported	Restatement Adjustment(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$566,213	$—	$566,213
Restricted cash	4,999	—	4,999
Marketable securities	75	—	75
Accounts receivable, net of allowance	427,241	(1,034)	426,207
Inventories, net	348,845	533	349,378
Prepaid expenses and other current assets	163,833	(39,443)	124,390

Total current assets	1,511,206	(39,944)	1,471,262
Property, plant and equipment, net	446,313	—	446,313
Goodwill	2,805,682	—	2,805,682
Other intangible assets with indefinite lives	27,991	—	27,991
Finite-lived intangible assets, net	864,785	—	864,785
Restricted cash	42,438	—	42,438
Other non-current assets	16,219	—	16,219
Investments in unconsolidated entities	80,885	—	80,885
Deferred tax assets	56,638	—	56,638
Non-current income tax receivable and prepaid	3,517	35,955	39,472

Total assets	$5,855,674	$(3,989)	$5,851,685

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$41,424	$—	$41,424
Current portion of capital lease obligations	3,713	—	3,713
Accounts payable	211,476	—	211,476
Accrued expenses and other current liabilities	449,897	(4,981)	444,916

Total current liabilities	706,510	(4,981)	701,529

Long-term liabilities:
Long-term debt, net of current portion	2,905,067	—	2,905,067
Capital lease obligations, net of current portion	8,033	—	8,033
Deferred tax liabilities	52,513	—	52,513
Other long-term liabilities	133,182	4,400	137,582

Total long-term liabilities	3,098,795	4,400	3,103,195

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,701 at September 30, 2016); Authorized: 2,300 shares; Issued: 2,065 shares; Outstanding: 1,774 shares at September 30, 2016	606,406	—	606,406
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 94,613 shares; Outstanding: 86,934 shares at September 30, 2016	95	—	95
Additional paid-in capital	3,465,898	—	3,465,898
Accumulated deficit	(1,489,661)	(3,408)	(1,493,069)
Treasury stock, at cost, 7,679 shares at September 30, 2016	(184,971)	—	(184,971)
Accumulated other comprehensive loss	(352,085)	—	(352,085)

Total stockholders’ equity	2,045,682	(3,408)	2,042,274
Non-controlling interests	4,687	—	4,687

Total equity	2,050,369	(3,408)	2,046,961

Total liabilities and equity	$5,855,674	$(3,989)	$5,851,685

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities, except for the $39,443 classification adjustment between non-current assets, current assets and current liabilities and the $4,400 adjustment to long-term liabilities. These adjustments relate to the correction of a classification related to a prepaid income tax balance and an increase in the liability related to a correction in the measurement of an acquisition-related contingent consideration obligation at September 30, 2016, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	As of June 30, 2016
	As Previously Reported	Restatement Adjustment(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$506,164	$—	$506,164
Restricted cash	5,662	—	5,662
Marketable securities	74	—	74
Accounts receivable, net of allowance	427,222	739	427,961
Inventories, net	333,846	646	334,492
Prepaid expenses and other current assets	162,339	(37,462)	124,877

Total current assets	1,435,307	(36,077)	1,399,230
Property, plant and equipment, net	438,787	—	438,787
Goodwill	2,811,545	—	2,811,545
Other intangible assets with indefinite lives	28,279	—	28,279
Finite-lived intangible assets, net	909,208	—	909,208
Restricted cash	42,589	—	42,589
Other non-current assets	16,290	—	16,290
Investments in unconsolidated entities	74,511	—	74,511
Deferred tax assets	18,638	—	18,638
Non-current income tax receivable and prepaid	3,517	37,983	41,500
Asset held for sale — non-current	12,223	—	12,223

Total assets	$5,790,894	$1,906	$5,792,800

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$43,681	$—	$43,681
Current portion of capital lease obligations	3,500	—	3,500
Accounts payable	194,235	—	194,235
Accrued expenses and other current liabilities	320,526	(1,050)	319,476

Total current liabilities	561,942	(1,050)	560,892

Long-term liabilities:
Long-term debt, net of current portion	2,920,789	—	2,920,789
Capital lease obligations, net of current portion	6,972	—	6,972
Deferred tax liabilities	140,864	—	140,864
Other long-term liabilities	148,165	—	148,165

Total long-term liabilities	3,216,790	—	3,216,790

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,701 at June 30, 2016); Authorized: 2,300 shares; Issued: 2,065 shares; Outstanding: 1,774 shares at June 30, 2016	606,406	—	606,406
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 94,419 shares; Outstanding: 86,740 shares at June 30, 2016	94	—	94
Additional paid-in capital	3,458,639	—	3,458,639
Accumulated deficit	(1,511,481)	2,956	(1,508,525)
Treasury stock, at cost, 7,679 shares at June 30, 2016	(184,971)	—	(184,971)
Accumulated other comprehensive loss	(361,033)	—	(361,033)

Total stockholders’ equity	2,007,654	2,956	2,010,610
Non-controlling interests	4,508	—	4,508

Total equity	2,012,162	2,956	2,015,118

Total liabilities and equity	$5,790,894	$1,906	$5,792,800

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities, except for the $37,983 classification adjustment between non-current assets, current assets and current liabilities. That adjustment relates to the correction of a classification related to a prepaid income tax balance.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	As of March 31, 2016
	As Previously Reported	Restatement Adjustment(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$490,663	$—	$490,663
Restricted cash	6,166	—	6,166
Marketable securities	71	—	71
Accounts receivable, net of allowance	459,292	(177)	459,115
Inventories, net	350,931	84	351,015
Prepaid expenses and other current assets	144,369	(37,740)	106,629

Total current assets	1,451,492	(37,833)	1,413,659
Property, plant and equipment, net	445,218	—	445,218
Goodwill	2,839,692	—	2,839,692
Other intangible assets with indefinite lives	28,760	—	28,760
Finite-lived intangible assets, net	962,633	—	962,633
Restricted cash	43,388	—	43,388
Other non-current assets	17,927	—	17,927
Investments in unconsolidated entities	74,744	—	74,744
Deferred tax assets	16,124	—	16,124
Non-current income tax receivable and prepaid	3,517	37,698	41,215
Asset held for sale — non-current	11,813	—	11,813

Total assets	$5,895,308	$(135)	$5,895,173

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$193,044	$—	$193,044
Current portion of capital lease obligations	4,048	—	4,048
Accounts payable	165,800	—	165,800
Accrued expenses and other current liabilities	315,995	(1,006)	314,989

Total current liabilities	678,887	(1,006)	677,881

Long-term liabilities:
Long-term debt, net of current portion	2,823,654	—	2,823,654
Capital lease obligations, net of current portion	7,654	—	7,654
Deferred tax liabilities	144,483	—	144,483
Other long-term liabilities	155,842	—	155,842

Total long-term liabilities	3,131,633	—	3,131,633

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at March 31, 2016); Authorized: 2,300 shares; Issued: 2,065 shares; Outstanding: 1,774 shares at March 31, 2016	606,468	—	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 94,415 shares; Outstanding: 86,736 shares at March 31, 2016	94	—	94
Additional paid-in capital	3,452,722	—	3,452,722
Accumulated deficit	(1,476,461)	871	(1,475,590)
Treasury stock, at cost, 7,679 shares at March 31, 2016	(184,971)	—	(184,971)
Accumulated other comprehensive loss	(317,429)	—	(317,429)

Total stockholders’ equity	2,080,423	871	2,081,294
Non-controlling interests	4,365	—	4,365

Total equity	2,084,788	871	2,085,659

Total liabilities and equity	$5,895,308	$(135)	$5,895,173

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities, except for the $37,740 classification adjustment between non-current assets, current assets and current liabilities. That adjustment relates to the correction of a classification related to a prepaid income tax balance.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	As of September 30, 2015
	As of September 30, 2015(1)(2)	Restatement Adjustment(3)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$479,381	$—	$479,381
Restricted cash	430,821	—	430,821
Marketable securities	157	—	157
Accounts receivable, net of allowance	439,250	(2,760)	436,490
Inventories, net	373,779	2,278	376,057
Deferred tax assets	30,771	—	30,771
Prepaid expenses and other current assets	121,023	—	121,023
Assets held for sale — current	25,312	—	25,312

Total current assets	1,900,494	(482)	1,900,012
Property, plant and equipment, net	445,872	—	445,872
Goodwill	2,842,921	—	2,842,921
Other intangible assets with indefinite lives	28,744	—	28,744
Finite-lived intangible assets, net	1,052,949	—	1,052,949
Restricted cash	44,148	—	44,148
Other non-current assets	19,635	—	19,635
Investments in unconsolidated entities	73,882	—	73,882
Deferred tax assets	5,380	—	5,380
Non-current income tax receivable and prepaid	2,537	—	2,537
Assets held for sale — non-current	126,048	—	126,048

Total assets	$6,542,610	$(482)	$6,542,128

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$604,092	$—	$604,092
Current portion of capital lease obligations	3,505	—	3,505
Accounts payable	194,246	—	194,246
Accrued expenses and other current liabilities	325,551	(367)	325,184
Liabilities related to assets held for sale — current	8,836	—	8,836

Total current liabilities	1,136,230	(367)	1,135,863

Long-term liabilities:
Long-term debt, net of current portion	2,944,014	—	2,944,014
Capital lease obligations, net of current portion	7,346	—	7,346
Deferred tax liabilities	226,976	—	226,976
Other long-term liabilities	121,855	—	121,855
Liabilities related to assets held for sale — non-current	9,603	—	9,603

Total long-term liabilities	3,309,794	—	3,309,794

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at September 30, 2015); Authorized: 2,300 shares; Issued: 2,065 shares; Outstanding: 1,774 shares at September 30, 2015	606,468	—	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 93,868 shares; Outstanding: 86,189 shares at September 30, 2015	94	—	94
Additional paid-in capital	3,436,666	—	3,436,666
Accumulated deficit	(1,450,328)	(115)	(1,450,443)
Treasury stock, at cost, 7,679 shares at September 30, 2015	(184,971)	—	(184,971)
Accumulated other comprehensive loss	(315,875)	—	(315,875)

Total stockholders’ equity	2,092,054	(115)	2,091,939
Non-controlling interests	4,532	—	4,532

Total equity	2,096,586	(115)	2,096,471

Total liabilities and equity	$6,542,610	$(482)	$6,542,128

(1)	Adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 as described in Note 5(w), which resulted in the reclassification of $43,644 of debt issuance costs from other non-current assets to long-term debt, net of current portion.
(2)	The amounts presented in this column have been revised from the figures presented earlier in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 due most significantly to a decrease of $13,116 in accounts receivable, an increase of $11,553 in inventory, an increase of $13,095 in deferred tax assets, an increase of $10,215 in accrued expenses, an increase of $19,525 in deferred tax liabilities and a decrease of $13,345 in long-term liabilities, which were identified during the preparation of the Annual Report on Form 10-K for 2015.
(3)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	As of June 30, 2015
	As of June 30, 2015(1)(2)	Restatement Adjustment(3)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$464,871	$—	$464,871
Restricted cash	461,636	—	461,636
Marketable securities	175	—	175
Accounts receivable, net of allowance	458,227	(3,591)	454,636
Inventories, net	377,651	1,894	379,545
Deferred tax assets	33,732	—	33,732
Prepaid expenses and other current assets	125,559	—	125,559
Assets held for sale — current	28,631	—	28,631

Total current assets	1,950,482	(1,697)	1,948,785
Property, plant and equipment, net	448,891	—	448,891
Goodwill	2,853,551	—	2,853,551
Other intangible assets with indefinite lives	41,306	—	41,306
Finite-lived intangible assets, net	1,093,186	—	1,093,186
Other non-current assets	21,845	—	21,845
Investments in unconsolidated entities	69,594	—	69,594
Deferred tax assets	5,381	—	5,381
Non-current income tax receivable and prepaid	2,611	—	2,611
Assets held for sale — non-current	129,194	—	129,194

Total assets	$6,616,041	$(1,697)	$6,614,344

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$629,371	$—	$629,371
Current portion of capital lease obligations	4,643	—	4,643
Accounts payable	186,941	—	186,941
Accrued expenses and other current liabilities	315,222	(669)	314,553
Liabilities related to assets held for sale — current	7,663	—	7,663

Total current liabilities	1,143,840	(669)	1,143,171

Long-term liabilities:
Long-term debt, net of current portion	2,912,147	—	2,912,147
Capital lease obligations, net of current portion	7,974	—	7,974
Deferred tax liabilities	243,298	—	243,298
Other long-term liabilities	131,578	—	131,578
Liabilities related to assets held for sale — non-current	11,527	—	11,527

Total long-term liabilities	3,306,524	—	3,306,524

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at June 30, 2015); Authorized: 2,300 shares; Issued: 2,065 shares; Outstanding: 1,774 shares at June 30, 2015	606,468	—	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 93,224 shares; Outstanding: 85,545 shares at June 30, 2015	93	—	93
Additional paid-in capital	3,414,981	—	3,414,981
Accumulated deficit	(1,448,006)	(1,028)	(1,449,034)
Treasury stock, at cost, 7,679 shares at June 30, 2015	(184,971)	—	(184,971)
Accumulated other comprehensive loss	(227,481)	—	(227,481)

Total stockholders’ equity	2,161,084	(1,028)	2,160,056
Non-controlling interests	4,593	—	4,593

Total equity	2,165,677	(1,028)	2,164,649

Total liabilities and equity	$6,616,041	$(1,697)	$6,614,344

(1)	Adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 as described in Note 5(w), which resulted in the reclassification of $45,889 of debt issuance costs from other non-current assets to long-term debt, net of current portion.
(2)	The amounts presented in this column have been revised from the figures presented earlier in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 due most significantly to a decrease of $14,459 in accounts receivable, an increase of $11,311 in inventory, an increase of $13,095 in deferred tax assets, an increase of $5,828 in accrued expenses, an increase of $15,807 in deferred tax liabilities and a decrease of $14,662 in long-term liabilities, which were identified during the preparation of the Annual Report on Form 10-K for 2015.
(3)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)  Restated Quarterly Financial Information (Unaudited) (Continued)

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except par value)

(unaudited)

	As of March 31, 2015
	As of March 31, 2015 (1)(2)	Restatement Adjustment(3)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$414,495	$—	$414,495
Restricted cash	37,406	—	37,406
Marketable securities	173	—	173
Accounts receivable, net of allowance	461,528	(4,195)	457,333
Inventories, net	385,693	2,788	388,481
Deferred tax assets	37,961	—	37,961
Prepaid expenses and other current assets	117,924	—	117,924

Total current assets	1,455,180	(1,407)	1,453,773
Property, plant and equipment, net	447,326	—	447,326
Goodwill	2,880,164	—	2,880,164
Other intangible assets with indefinite lives	40,203	—	40,203
Finite-lived intangible assets, net	1,173,866	—	1,173,866
Other non-current assets	25,052	—	25,052
Investments in unconsolidated entities	95,551	—	95,551
Deferred tax assets	6,360	—	6,360
Non-current income tax receivable and prepaid	2,545	—	2,545

Total assets	$6,126,247	$(1,407)	$6,124,840

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$95,299	$—	$95,299
Current portion of capital lease obligations	5,072	—	5,072
Accounts payable	195,980	—	195,980
Accrued expenses and other current liabilities	368,560	(651)	367,909

Total current liabilities	664,911	(651)	664,260

Long-term liabilities:
Long-term debt, net of current portion	2,987,422	—	2,987,422
Capital lease obligations, net of current portion	8,794	—	8,794
Deferred tax liabilities	262,117	—	262,117
Other long-term liabilities	123,428	—	123,428

Total long-term liabilities	3,381,761	—	3,381,761

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at March 31, 2015); Authorized: 2,300 shares; Issued: 2,065 shares; Outstanding: 1,774 shares at March 31, 2015	606,468	—	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 92,561 shares; Outstanding: 84,882 shares at March 31, 2015	93	—	93
Additional paid-in capital	3,390,002	—	3,390,002
Accumulated deficit	(1,462,417)	(756)	(1,463,173)
Treasury stock, at cost, 7,679 shares at March 31, 2015	(184,971)	—	(184,971)
Accumulated other comprehensive loss	(273,834)	—	(273,834)

Total stockholders’ equity	2,075,341	(756)	2,074,585
Non-controlling interests	4,234	—	4,234

Total equity	2,079,575	(756)	2,078,819

Total liabilities and equity	$6,126,247	$(1,407)	$6,124,840

(1)	Adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 as described in Note 5(w), which resulted in the reclassification of $36,425 of debt issuance costs from other non-current assets to long-term debt, net of current portion.
(2)	The amounts presented in this column have been revised from the figures presented earlier in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 due most significantly to a decrease of $10,135 in accounts receivable, an increase of $10,720 in inventory, an increase of $13,095 in deferred tax assets, an increase of $3,668 in accrued expenses, an increase of $16,254 in deferred tax liabilities and a decrease of $14,662 in long-term liabilities, which were identified during the preparation of the Annual Report on Form 10-K for 2015.
(3)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the consequential impact on inventory, accounts receivable and accrued liabilities.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information

Our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes are guaranteed, and before their redemption on October 1, 2015, our 8.625% senior subordinated notes were guaranteed, by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, audited balance sheets as of December 31, 2016 and 2015, the related statements of operations, statements of comprehensive loss and cash flows for each of the three years in the period ended December 31, 2016, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

As discussed in Note 5(w), effective January 1, 2016, we adopted ASU 2015-03 and ASU 2015-15, and accordingly we have reclassified $34.1 million of debt issuance costs from other non-current assets to long-term debt, net of current portion on our balance sheet as of December 31, 2015.

For comparative purposes, certain amounts for prior periods have been reclassified to conform to the current period classification. Prior periods have been presented on a basis that is consistent with the current period, giving retrospective effect to the impact of discontinued operations.

We are restating our consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016. For more information on the Restatement, see Note 2. The adjustments to the Guarantor consolidating statements of cash flows did not impact previously reported net cash flows from operating activities, investing activities, or financing activities and as a result, there was no net impact to net change in cash and cash equivalents for any previously reported periods. Certain corrections of classifications within the operating cash flow section were impacted by the Restatement.

The following schedules reconcile the amounts as previously reported in guarantor financial information, consolidating financial statements to the corresponding restated amounts:

	Year Ended December 31, 2015
Restated Consolidating Statement of Operations-Issuer (in thousands)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$—	$—	$—
Cost of net revenue	$3,279	$—	$3,279
Sales and marketing	$5,901	$—	$5,901
General and administrative	$119,520	$4,500	$124,020
Loss from continuing operations before benefit for income taxes	$(430,174)	$—	$(430,174)
Benefit for income taxes	$(151,406)	$—	$(151,406)
Loss from continuing operations	$(14,668)	$(2,692)	$(17,360)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	As of December 31, 2015
Restated Consolidating Balance Sheet-Issuer (in thousands)	As Previously Reported(1)(2)	Restatement Adjustment	As Restated
Total current assets	$1,385,453	$—	$1,385,453
Total assets	$6,729,213	$(3,133)	$6,726,080
Total current liabilities	$1,397,394	$—	$1,397,394
Total long-term liabilities	$3,277,654	$—	$3,277,654
Total equity	$2,054,165	$(3,133)	$2,051,032
Total liabilities and equity	$6,729,213	$(3,133)	$6,726,080

(1)	The figures presented in this column represent the amounts that were presented originally in the 2015 Annual Report on Form 10-K, as adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 (as discussed in Note 5(w)), which resulted in the reclassification of $33,866 of debt issuance costs from other non-current assets to long-term debt, net of current portion within the issuer financial statements as of December 31, 2015.
(2)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended September 30, 2016 and, in connection with the presentation in such Form 10-Q, such amounts had been revised from the figures presented earlier in the Annual Report on Form 10-K for 2015 due to a $52,410 adjustment to increase current deferred tax assets, a $616,637 adjustment to increase current intercompany receivable, a $105,298 adjustment to increase non-current deferred tax assets, a $616,637 adjustment to increase current liabilities and a $157,708 adjustment to increase deferred tax liabilities, which were identified during the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2016.

	Year Ended December 31, 2014
Restated Consolidating Statement of Operations-Issuer (in thousands)	As Previously Reported(1)	Restatement Adjustment	As Restated
Net revenue	$—	$—	$—
Cost of net revenue	$5,630	$—	$5,630
Sales and marketing	$7,598	$—	$7,598
General and administrative	$93,952	$(1,486)	$92,466
Loss from continuing operations before benefit for income taxes	$(326,899)	$—	$(326,899)
Benefit for income taxes	$(20,865)	$—	$(20,865)
Loss from continuing operations	$(179,187)	$313	$(178,874)

(1)	The figures presented in this column represent the amounts most recently presented in our Annual Report on Form 10-K for 2015 and, in connection with the presentation in such Form 10-K, such amounts had been revised from the figures presented earlier in the Annual Report on Form 10-K/A for 2014 due to an $8,535 adjustment to increase benefit for income taxes and a $4,261 adjustment to decrease equity in earnings of unconsolidated subsidiaries, net of tax with an overall impact of a $4,274 adjustment to decrease loss from continuing operations within the issuer financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	Year Ended December 31, 2015
Restated Consolidating Statement of Operations-Guarantor Subsidiaries (in thousands)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$1,345,763	$—	$1,345,763
Cost of net revenue	$816,961	$—	$816,961
Sales and marketing	$219,566	$—	$219,566
General and administrative	$147,539	$86	$147,625
Income (loss) from continuing operations before provision (benefit) for income taxes	$112,416	$—	$112,416
Provision (benefit) for income taxes	$33,447	$—	$33,447
Income (loss) from continuing operations	$78,969	$—	$78,969

	Year Ended December 31, 2014
Restated Consolidating Statement of Operations-Guarantor Subsidiaries (in thousands)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$1,333,195	$—	$1,333,195
Cost of net revenue	$761,563	$—	$761,563
Sales and marketing	$232,406	$—	$232,406
General and administrative	$155,795	$348	$156,143
Income (loss) from continuing operations before provision (benefit) for income taxes	$111,324	$—	$111,324
Provision (benefit) for income taxes	$44,155	$—	44,155
Income (loss) from continuing operations	$67,169	$—	$67,169

	Year Ended December 31, 2015
Restated Consolidating Statement of Operations-Non-Guarantor Subsidiaries (in thousands)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$1,397,647	$(7,701)	$1,389,946
Cost of net revenue	$808,905	$(3,457)	$805,448
Sales and marketing	$209,664	$(692)	$208,972
General and administrative	$102,511	$—	$102,511
Income from continuing operations before provision for income taxes	$241,689	$(3,552)	$238,137
Provision for income taxes	$64,947	$(860)	$64,087
Income from continuing operations	$190,807	$(2,692)	$188,115

	As of December 31, 2015
Restated Consolidating Balance Sheet-Non-Guarantor Subsidiaries (in thousands)	As Previously Reported(1)(2)	Restatement Adjustment	As Restated
Total current assets	$959,592	$(42,680)	$916,912
Total assets	$2,763,898	$(4,961)	$2,758,937
Total current liabilities	$446,931	$(1,828)	$445,103
Total long-term liabilities	$1,112,885	$—	$1,112,885
Total equity	$1,204,082	$(3,133)	$1,200,949
Total liabilities and equity	$2,763,898	$(4,961)	$2,758,937

(1)

The figures presented in this column represent the amounts that were presented originally in the Annual Report on Form 10-K for 2015 as adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 (as discussed in Note 5(w)), which resulted in the reclassification of $184 of debt issuance costs from other non-current assets to

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

long-term debt, net of current portion within the non-guarantor subsidiaries financial statements as of December 31, 2015.
(2)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended September 30, 2016 and, in connection with the presentation in such Form 10-Q, such amounts had been revised from the figures presented earlier in the Annual Report on Form 10-K for 2015 due to a $23,244 adjustment to decrease current deferred tax assets, a $23,244 adjustment to increase non-current deferred tax assets, a $92,350 adjustment to decrease current liabilities and a $92,350 adjustment to increase current intercompany payable within the non-guarantor subsidiaries financial statements, which were identified during the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2016.

	Year Ended December 31, 2014
Restated Consolidating Statement of Operations-Non-Guarantor Subsidiaries (in thousands)	As Previously Reported(1)	Restatement Adjustment	As Restated
Net revenue	$1,491,422	$1,723	$1,493,145
Cost of net revenue	$847,984	$501	$848,485
Sales and marketing	$272,957	$88	$273,045
General and administrative	$203,881	$673	$204,554
Income from continuing operations before provision for income taxes	$94,509	$413	$94,922
Provision for income taxes	$46,618	$100	$46,718
Income from continuing operations	$63,819	$313	$64,132

(1)	The figures presented in this column represent the amounts most recently presented in our Annual Report on Form 10-K for 2015 and, in connection with the presentation in such Form 10-K, such amounts had been revised from the figures presented earlier in the Annual Report on Form 10-K/A for 2014 due most significantly to a $15,805 adjustment to decrease revenue, a $7,237 adjustment to decrease cost of revenue, a $1,201 adjustment to decrease operating expenses and a $2,729 adjustment to decrease the provision for income taxes with an overall impact of a $4,638 adjustment to decrease income from continuing operations within the non-guarantor subsidiaries financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015.

	Year Ended December 31, 2015
Restated Consolidating Statement of Operations-Eliminations (in thousands)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$(280,094)	$—	$(280,094)
Cost of net revenue	$(278,373)	$—	$(278,373)
Sales and marketing	$—	$—	$—
General and administrative	$—	$—	$—
Loss from continuing operations before provision for income taxes	$(4,921)	$—	$(4,921)
Provision for income taxes	$308	$—	$308
Loss from continuing operations	$(267,864)	$2,692	$(265,172)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	As of December 31, 2015
Restated Consolidating Balance Sheet-Eliminations (in thousands)	As Previously Reported(1)	Restatement Adjustment	As Restated
Total current assets	$(2,115,095)	$—	$(2,115,095)
Total assets	$(8,331,552)	$3,133	$(8,328,419)
Total current liabilities	$(2,098,884)	$—	$(2,098,884)
Total long-term liabilities	$(2,710,922)	$—	$(2,710,922)
Total equity	$(3,521,746)	$3,133	$(3,518,613)
Total liabilities and equity	$(8,331,552)	$3,133	$(8,328,419)

(1)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended September 30, 2016 and, in connection with the presentation in such Form 10-Q, such amounts had been revised from the figures presented earlier in the Annual Report on Form 10-K for 2015 due to a $2,120 adjustment to increase current deferred tax assets, a $616,637 adjustment to decrease current intercompany receivable, a $128,556 adjustment to decrease non-current deferred tax assets, a $616,637 adjustment to decrease current intercompany payable and a $126,436 adjustment to decrease deferred tax liabilities within the eliminations financial statements, which were identified during the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2016.

	Year Ended December 31, 2014
Restated Consolidating Statement of Operations-Eliminations (in thousands)	As Previously Reported(1)	Restatement Adjustment	As Restated
Net revenue	$(249,339)	$—	$(249,339)
Cost of net revenue	$(252,137)	$—	$(252,137)
Sales and marketing	$—	$—	$—
General and administrative	$—	$—	$—
Income from continuing operations before provision for income taxes	$2,733	$—	$2,733
Provision for income taxes	$1,022	$—	$1,022
Loss from continuing operations	$(123,555)	$(313)	$(123,868)

(1)	The figures presented in this column represent the amounts most recently presented in our Annual Report on Form 10-K for 2015 and, in connection with the presentation in such Form 10-K, such amounts had been revised from the figures presented earlier in the Annual Report on Form 10-K/A for 2014 due to a $4,261 adjustment to increase equity in earnings of unconsolidated subsidiaries, net of tax with an overall impact of a $4,261 adjustment to decrease loss from continuing operations within the eliminations financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

The following schedules reconcile the amounts as previously reported in guarantor financial information, quarterly consolidating financial statements to the corresponding revised amounts and is unaudited:

	Three Months Ended September 30, 2016
Restated Consolidating Statement of Operations-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$—	$—	$—
Cost of net revenue	$853	$—	$853
Sales and marketing	$1,867	$—	$1,867
General and administrative	$75,261	$12,853	$88,114
Loss from continuing operations before benefit for income taxes	$(135,558)	$—	$(135,558)
Benefit for income taxes	$(227,263)	$—	$(227,263)
Loss from continuing operations	$22,027	$(6,364)	$15,663

	Three Months Ended June 30, 2016
Restated Consolidating Statement of Operations-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$—	$—	$—
Cost of net revenue	$324	$—	$324
Sales and marketing	$1,568	$—	$1,568
General and administrative	$57,740	$10,200	$67,940
Loss from continuing operations before provision for income taxes	$(112,630)	$—	$(112,630)
Provision for income taxes	$19,765	$—	$19,765
Loss from continuing operations	$(34,891)	$2,084	$(32,807)

	Three Months Ended March 31, 2016
Restated Consolidating Statement of Operations-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$—	$—	$—
Cost of net revenue	$114	$—	$114
Sales and marketing	$1,336	$—	$1,336
General and administrative	$44,615	$—	$44,615
Loss from continuing operations before benefit for income taxes	$(89,298)	$—	$(89,298)
Benefit for income taxes	$(54)	$—	$(54)
Loss from continuing operations	$(9,977)	$4,005	$(5,972)

	As of September 30, 2016
Restated Consolidating Balance Sheet-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$1,265,329	$—	$1,265,329
Total assets	$6,657,371	$(3,408)	$6,653,963
Total current liabilities	$1,248,718	$—	$1,248,718
Total long-term liabilities	$3,362,971	$—	$3,362,971
Total equity	$2,045,682	$(3,408)	$2,042,274
Total liabilities and equity	$6,657,371	$(3,408)	$6,653,963

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	As of June 30, 2016
Restated Consolidating Balance Sheet-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$423,167	$455	$423,622
Total assets	$5,749,848	$69,445	$5,819,293
Total current liabilities	$514,279	$—	$514,279
Total long-term liabilities	$3,227,915	$66,489	$3,294,404
Total equity	$2,007,654	$2,956	$2,010,610
Total liabilities and equity	$5,749,848	$69,445	$5,819,293

	As of March 31, 2016
Restated Consolidating Balance Sheet-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$241,997	$52,409	$294,406
Total assets	$5,556,092	$67,359	$5,623,451
Total current liabilities	$345,110	$—	$345,110
Total long-term liabilities	$3,130,559	$66,488	$3,197,047
Total equity	$2,080,423	$871	$2,081,294
Total liabilities and equity	$5,556,092	$67,359	$5,623,451

	Three Months Ended September 30, 2015
Restated Consolidating Statement of Operations-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$—	$—	$—
Cost of net revenue	$2,146	$—	$2,146
Sales and marketing	$1,335	$—	$1,335
General and administrative	$22,960	$—	$22,960
Loss from continuing operations before provision for income taxes	$(79,741)	$—	$(79,741)
Provision for income taxes	$78,040	$—	$78,040
Loss from continuing operations	$(2,381)	$913	$(1,468)

	Three Months Ended June 30, 2015
Restated Consolidating Statement of Operations-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$—	$—	$—
Cost of net revenue	$516	$—	$516
Sales and marketing	$1,570	$—	$1,570
General and administrative	$24,390	$—	$24,390
Loss from continuing operations before benefit for income taxes	$(129,585)	$—	$(129,585)
Benefit for income taxes	$(16,306)	$—	$(16,306)
Income from continuing operations	$14,770	$(272)	$14,498

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	Three Months Ended March 31, 2015
Restated Consolidating Statement of Operations-Issuer (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$—	$—	$—
Cost of net revenue	$426	$—	$426
Sales and marketing	$1,260	$—	$1,260
General and administrative	$20,523	$—	$20,523
Loss from continuing operations before benefit for income taxes	$(103,485)	$—	$(103,485)
Benefit for income taxes	$(20,667)	$—	$(20,667)
Loss from continuing operations	$(8,261)	$(315)	$(8,576)

	As of September 30, 2015
Restated Consolidating Balance Sheet-Issuer (in thousands) (unaudited)	As of September 30, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$1,667,256	$—	$1,667,256
Total assets	$7,159,852	$2,137	$7,161,989
Total current liabilities	$1,725,939	$—	$1,725,939
Total long-term liabilities	$3,341,859	$2,252	$3,344,111
Total equity	$2,092,054	$(115)	$2,091,939
Total liabilities and equity	$7,159,852	$2,137	$7,161,989

(1)	The amounts presented in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 due most significantly to a $15,348 adjustment to increase current deferred tax assets, a $472,009 adjustment to increase current intercompany receivables, a $25,760 adjustment to decrease investments in subsidiaries, a $461,815 adjustment to increase accrued expenses, a $16,257 adjustment to increase deferred tax liabilities and a $13,344 adjustment to decrease long-term liabilities, which were identified during the preparation of the Annual Report on Form 10-K for 2015. These figures were also adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 (as discussed in Note 5(w)), which resulted in the reclassification of $43,431 of debt issuance costs from other non-current assets to long-term debt, net of current portion within the issuer financial statements as of September 30, 2015.

	As of June 30, 2015
Restated Consolidating Balance Sheet-Issuer (in thousands) (unaudited)	As of June 30, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$1,036,046	$—	$1,036,046
Total assets	$6,484,050	$1,224	$6,485,274
Total current liabilities	$943,570	$—	$943,570
Total long-term liabilities	$3,379,396	$2,252	$3,381,648
Total equity	$2,161,084	$(1,028)	$2,160,056
Total liabilities and equity	$6,484,050	$1,224	$6,485,274

(1)

The amounts presented in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 due most significantly to a $15,347 adjustment to increase current deferred tax assets, a $17,876 adjustment to decrease investments in subsidiaries, a $9,944 adjustment to decrease accrued expenses, a $17,323 adjustment to increase deferred tax liabilities and a decrease of $14,662 in long-term liabilities

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

within the issuer financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015. These figures were also adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 (as discussed in Note 5(w)), which resulted in the reclassification of $45,889 of debt issuance costs from other non-current assets to long-term debt, net of current portion within the issuer financial statements as of June 30, 2015.

	As of March 31, 2015
Restated Consolidating Balance Sheet-Issuer (in thousands) (unaudited)	As of March 31, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$632,999	$—	$632,999
Total assets	$5,945,568	$1,496	$5,947,064
Total current liabilities	$385,171	$—	$385,171
Total long-term liabilities	$3,485,056	$2,252	$3,487,308
Total equity	$2,075,341	$(756)	$2,074,585
Total liabilities and equity	$5,945,568	$1,496	$5,947,064

(1)	The amounts presented in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 due most significantly to a $15,347 adjustment to increase current deferred tax assets, a $12,384 adjustment to decrease investments in subsidiaries, a $9,944 adjustment to decrease accrued expenses, a $17,324 adjustment to increase deferred tax liabilities, a $14,662 adjustment to decrease long-term liabilities and a $7,994 adjustment to increase equity, which were identified during the preparation of the Annual Report on Form 10-K for 2015. These figures were also adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 (as discussed in Note 5(w)), which resulted in the reclassification of $36,425 of debt issuance costs from other non-current assets to long-term debt, net of current portion within the issuer financial statements as of March 31, 2015.

	Three Months Ended September 30, 2016
Restated Consolidating Statement of Operations-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$336,679	$—	$336,679
Cost of net revenue	$203,620	$—	$203,620
Sales and marketing	$52,928	$—	$52,928
General and administrative	$18,319	$4,700	$23,019
Income from continuing operations before provision for income taxes	$42,335	$(4,400)	$37,935
Provision for income taxes	$75,980	$(2,631)	$73,349
Loss from continuing operations	$(33,645)	$(1,769)	$(35,414)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	As of September 30, 2016
Restated Consolidating Balance Sheet-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$1,309,196	$—	$1,309,196
Total assets	$4,792,740	$—	$4,792,740
Total current liabilities	$996,624	$(2,631)	$993,993
Total long-term liabilities	$1,427,397	$4,400	$1,431,797
Total equity	$2,368,719	$(1,769)	$2,366,950
Total liabilities and equity	$4,792,740	$—	$4,792,740

	As of June 30, 2016
Restated Consolidating Balance Sheet-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$1,233,735	$(6,513)	$1,227,222
Total assets	$4,764,565	$—	$4,764,565
Total current liabilities	$892,933	$—	$892,933
Total long-term liabilities	$1,471,124	$—	$1,471,124
Total equity	$2,400,508	$—	$2,400,508
Total liabilities and equity	$4,764,565	$—	$4,764,565

	As of March 31, 2016
Restated Consolidating Balance Sheet-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$1,199,926	$(31,285)	$1,168,641
Total assets	$4,737,809	$—	$4,737,809
Total current liabilities	$905,144	$—	$905,144
Total long-term liabilities	$1,476,576	$—	$1,476,576
Total equity	$2,356,089	$—	$2,356,089
Total liabilities and equity	$4,737,809	$—	$4,737,809

	Three Months Ended September 30, 2016
Restated Consolidating Statement of Operations-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$323,246	$(72)	$323,174
Cost of net revenue	$187,776	$113	$187,889
Sales and marketing	$47,184	$(13)	$47,171
General and administrative	$36,196	$1,700	$37,896
Income from continuing operations before provision for income taxes	$39,271	$(1,872)	$37,399
Provision for income taxes	$100,395	$2,723	$103,118
Loss from continuing operations	$(54,447)	$(4,595)	$(59,042)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	Three Months Ended June 30, 2016
Restated Consolidating Statement of Operations-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$349,659	$(784)	$348,875
Cost of net revenue	$199,704	$(561)	$199,143
Sales and marketing	$47,793	$(72)	$47,721
General and administrative	$40,154	$(1,700)	$38,454
Income from continuing operations before benefit for income taxes	$44,434	$1,549	$45,983
Benefit for income taxes	$(9,889)	$(535)	$(10,424)
Income from continuing operations	$55,880	$2,084	$57,964

	Three Months Ended March 31, 2016
Restated Consolidating Statement of Operations-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$310,620	$8,731	$319,351
Cost of net revenue	$178,145	$3,863	$182,008
Sales and marketing	$44,012	$827	$44,839
General and administrative	$37,155	$—	$37,155
Income from continuing operations before benefit for income taxes	$42,443	$4,041	$46,484
Benefit for income taxes	$(404)	$36	$(368)
Income from continuing operations	$47,428	$4,005	$51,433

	As of September 30, 2016
Restated Consolidating Balance Sheet-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$1,124,858	$(39,944)	$1,084,914
Total assets	$2,871,239	$(3,989)	$2,867,250
Total current liabilities	$629,612	$(2,350)	$627,262
Total long-term liabilities	$998,037	$—	$998,037
Total equity	$1,243,590	$(1,639)	$1,241,951
Total liabilities and equity	$2,871,239	$(3,989)	$2,867,250

	As of June 30, 2016
Restated Consolidating Balance Sheet-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$1,142,219	$(30,019)	$1,112,200
Total assets	$2,905,690	$7,964	$2,913,654
Total current liabilities	$499,901	$(1,050)	$498,851
Total long-term liabilities	$1,117,516	$6,058	$1,123,574
Total equity	$1,288,273	$2,956	$1,291,229
Total liabilities and equity	$2,905,690	$7,964	$2,913,654

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	As of March 31, 2016
Restated Consolidating Balance Sheet-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$1,112,355	$(61,077)	$1,051,278
Total assets	$2,902,509	$(135)	$2,902,374
Total current liabilities	$508,599	$(1,006)	$507,593
Total long-term liabilities	$1,118,354	$—	$1,118,354
Total equity	$1,275,556	$871	$1,276,427
Total liabilities and equity	$2,902,509	$(135)	$2,902,374

	Three Months Ended September 30, 2015
Restated Consolidating Statement of Operations-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$327,731	$831	$328,562
Cost of net revenue	$187,690	$(385)	$187,305
Sales and marketing	$51,296	$231	$51,527
General and administrative	$43,529	$—	$43,529
Income from continuing operations before benefit for income taxes	$26,636	$985	$27,621
Benefit for income taxes	$(59,605)	$72	$(59,533)
Income from continuing operations	$91,589	$913	$92,502

	Three Months Ended June 30, 2015
Restated Consolidating Statement of Operations-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$362,644	$603	$363,247
Cost of net revenue	$205,281	$894	$206,175
Sales and marketing	$54,353	$(118)	$54,235
General and administrative	$(14,505)	$—	$(14,505)
Income from continuing operations before provision for income taxes	$105,715	$(173)	$105,542
Provision for income taxes	$21,203	$99	$21,302
Income from continuing operations	$84,936	$(272)	$84,664

	Three Months Ended March 31, 2015
Restated Consolidating Statement of Operations-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$350,268	$(2,986)	$347,282
Cost of net revenue	$194,890	$(2,296)	$192,594
Sales and marketing	$54,592	$(161)	$54,431
General and administrative	$34,398	$—	$34,398
Income from continuing operations before provision for income taxes	$81,668	$(529)	$81,139
Provision for income taxes	$11,717	$(214)	$11,503
Income from continuing operations	$73,519	$(315)	$73,204

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	As of September 30, 2015
Restated Consolidating Balance Sheet-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As of September 30, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$1,003,288	$(482)	$1,002,806
Total assets	$2,912,305	$(482)	$2,911,823
Total current liabilities	$424,994	$(367)	$424,627
Total long-term liabilities	$1,208,211	$—	$1,208,211
Total equity	$1,279,100	$(115)	$1,278,985
Total liabilities and equity	$2,912,305	$(482)	$2,911,823

(1)	The amounts presented in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 due most significantly to a $10,764 adjustment to decrease accounts receivable, a $10,866 adjustment to increase inventory, a $25,228 adjustment to increase current intercompany receivables, a $43,907 adjustment to increase accrued expenses and a $19,096 adjustment to decrease equity within the non-guarantor subsidiaries financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015. These figures were also adjusted retrospectively for the impact of the adoption of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 (as discussed in Note 5(w)), which resulted in the reclassification of $213 of debt issuance costs from other non-current assets to long-term debt, net of current portion within the non-guarantor subsidiaries financial statements as of September 30, 2015.

	As of June 30, 2015
Restated Consolidating Balance Sheet-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As of June 30, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$1,049,149	$(1,697)	$1,047,452
Total assets	$3,016,055	$(1,697)	$3,014,358
Total current liabilities	$561,971	$(669)	$561,302
Total long-term liabilities	$1,181,371	$—	$1,181,371
Total equity	$1,272,713	$(1,028)	$1,271,685
Total liabilities and equity	$3,016,055	$(1,697)	$3,014,358

(1)	The amounts presented in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 due most significantly to an $11,082 adjustment to decrease accounts receivable, a $10,371 adjustment to increase inventory, a $15,130 adjustment to increase accrued expenses and a $16,314 adjustment to decrease equity within the non-guarantor subsidiaries financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	As of March 31, 2015
Restated Consolidating Balance Sheet-Non-Guarantor Subsidiaries (in thousands) (unaudited)	As of March 31, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$978,225	$(1,407)	$976,818
Total assets	$2,962,300	$(1,407)	$2,960,893
Total current liabilities	$611,673	$(651)	$611,022
Total long-term liabilities	$1,174,407	$—	$1,174,407
Total equity	$1,176,220	$(756)	$1,175,464
Total liabilities and equity	$2,962,300	$(1,407)	$2,960,893

(1)	The amounts presented in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 due most significantly to a $7,769 adjustment to decrease accounts receivable, a $9,765 adjustment to increase inventory, a $14,035 adjustment to increase accrued expenses and a $12,463 adjustment to decrease equity within the non-guarantor subsidiaries financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015.

	Three Months Ended September 30, 2016
Restated Consolidating Statement of Operations-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$(77,571)	$—	$(77,571)
Cost of net revenue	$(76,023)	$—	$(76,023)
Sales and marketing	$—	$—	$—
General and administrative	$(489)	$—	$(489)
Loss from continuing operations before provision for income taxes	$(1,058)	$—	$(1,058)
Provision for income taxes	$—	$—	$—
Income from continuing operations	$88,092	$6,364	$94,456

	Three Months Ended June 30, 2016
Restated Consolidating Statement of Operations-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$(77,671)	$—	$(77,671)
Cost of net revenue	$(76,792)	$—	$(76,792)
Sales and marketing	$—	$—	$—
General and administrative	$—	$—	$—
Loss from continuing operations before provision for income taxes	$(880)	$—	$(880)
Provision for income taxes	$—	$—	$—
Loss from continuing operations	$(97,819)	$(2,084)	$(99,903)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	Three Months Ended March 31, 2016
Restated Consolidating Statement of Operations-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$(64,195)	$—	$(64,195)
Cost of net revenue	$(63,577)	$—	$(63,577)
Sales and marketing	$—	$—	$—
General and administrative	$—	$—	$—
Loss from continuing operations before provision for income taxes	$(618)	$—	$(618)
Provision for income taxes	$—	$—	$—
Loss from continuing operations	$(79,432)	$(4,005)	$(83,437)

	As of September 30, 2016
Restated Consolidating Balance Sheet-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$(2,188,177)	$—	$(2,188,177)
Total assets	$(8,465,676)	$3,408	$(8,462,268)
Total current liabilities	$(2,168,444)	$—	$(2,168,444)
Total long-term liabilities	$(2,689,610)	$—	$(2,689,610)
Total equity	$(3,607,622)	$3,408	$(3,604,214)
Total liabilities and equity	$(8,465,676)	$3,408	$(8,462,268)

	As of June 30, 2016
Restated Consolidating Balance Sheet-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$(1,363,814)	$—	$(1,363,814)
Total assets	$(7,629,209)	$(75,503)	$(7,704,712)
Total current liabilities	$(1,345,171)	$—	$(1,345,171)
Total long-term liabilities	$(2,599,765)	$(72,547)	$(2,672,312)
Total equity	$(3,684,273)	$(2,956)	$(3,687,229)
Total liabilities and equity	$(7,629,209)	$(75,503)	$(7,704,712)

	As of March 31, 2016
Restated Consolidating Balance Sheet-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Total current assets	$(1,102,786)	$2,120	$(1,100,666)
Total assets	$(7,301,102)	$(67,359)	$(7,368,461)
Total current liabilities	$(1,079,966)	$—	$(1,079,966)
Total long-term liabilities	$(2,593,856)	$(66,488)	$(2,660,344)
Total equity	$(3,627,280)	$(871)	$(3,628,151)
Total liabilities and equity	$(7,301,102)	$(67,359)	$(7,368,461)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

	Three Months Ended September 30, 2015
Restated Consolidating Statement of Operations-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$(72,001)	$—	$(72,001)
Cost of net revenue	$(70,090)	$—	$(70,090)
Sales and marketing	$—	$—	$—
General and administrative	$—	$—	$—
Loss from continuing operations before benefit for income taxes	$(1,911)	$—	$(1,911)
Benefit for income taxes	$(1)	$—	$(1)
Loss from continuing operations	$(157,658)	$(913)	$(158,571)

	Three Months Ended June 30, 2015
Restated Consolidating Statement of Operations-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$(69,082)	$—	$(69,082)
Cost of net revenue	$(69,007)	$—	$(69,007)
Sales and marketing	$—	$—	$—
General and administrative	$—	$—	$—
Loss from continuing operations before benefit for income taxes	$(75)	$—	$(75)
Benefit for income taxes	$(38)	$—	$(38)
Loss from continuing operations	$(127,149)	$272	$(126,877)

	Three Months Ended March 31, 2015
Restated Consolidating Statement of Operations-Eliminations (in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$(63,668)	$—	$(63,668)
Cost of net revenue	$(64,779)	$—	$(64,779)
Sales and marketing	$—	$—	$—
General and administrative	$—	$—	$—
Income from continuing operations before provision for income taxes	$1,111	$—	$1,111
Provision for income taxes	$346	$—	$346
Loss from continuing operations	$(73,401)	$315	$(73,086)

	As of September 30, 2015
Restated Consolidating Balance Sheet-Eliminations (in thousands) (unaudited)	As of September 30, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$(2,001,967)	$—	$(2,001,967)
Total assets	$(8,353,236)	$(2,137)	$(8,355,373)
Total current liabilities	$(1,981,597)	$—	$(1,981,597)
Total long-term liabilities	$(2,711,780)	$(2,252)	$(2,714,032)
Total equity	$(3,659,859)	$115	$(3,659,744)
Total liabilities and equity	$(8,353,236)	$(2,137)	$(8,355,373)

(1)

The amounts presented in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended September 30, 2015 due most significantly to a $497,237 adjustment to decrease current intercompany receivables, a $25,760 adjustment to

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

increase investments in subsidiaries, a $494,784 adjustment to decrease intercompany payables and a $25,760 adjustment to increase equity within the eliminations financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015.

	As of June 30, 2015
Restated Consolidating Balance Sheet-Eliminations (in thousands) (unaudited)	As of June 30, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$(1,317,329)	$—	$(1,317,329)
Total assets	$(7,650,450)	$(1,224)	$(7,651,674)
Total current liabilities	$(1,298,126)	$—	$(1,298,126)
Total long-term liabilities	$(2,758,414)	$(2,252)	$(2,760,666)
Total equity	$(3,593,910)	$1,028	$(3,592,882)
Total liabilities and equity	$(7,650,450)	$(1,224)	$(7,651,674)

(1)	The amounts reported in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended June 30, 2015 due most significantly to a $17,876 adjustment to increase investments in subsidiaries and a $17,876 adjustment to increase equity within the eliminations financial statements, which were identified during the preparation of the 2015 Annual Report on Form 10-K.

	As of March 31, 2015
Restated Consolidating Balance Sheet-Eliminations (in thousands) (unaudited)	As of March 31, 2015(1)	Restatement Adjustment	As Restated
Total current assets	$(1,304,328)	$—	$(1,304,328)
Total assets	$(7,552,417)	$(1,496)	$(7,553,913)
Total current liabilities	$(1,286,051)	$—	$(1,286,051)
Total long-term liabilities	$(2,801,313)	$(2,252)	$(2,803,565)
Total equity	$(3,465,053)	$756	$(3,464,297)
Total liabilities and equity	$(7,552,417)	$(1,496)	$(7,553,913)

(1)	The amounts presented in this column have been revised from the figures presented in the Quarterly Report on Form 10-Q for the period ended March 31, 2015 due most significantly to a $12,384 adjustment to increase investments in subsidiaries and a $12,384 adjustment to increase equity within the eliminations financial statements, which were identified during the preparation of the Annual Report on Form 10-K for 2015.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$907,104	$1,291,830	$(315,358)	$1,883,576
Services revenue	—	433,526	47,235	—	480,761

Net product sales and services revenue	—	1,340,630	1,339,065	(315,358)	2,364,337
License and royalty revenue	—	19,626	6,766	(14,394)	11,998

Net revenue	—	1,360,256	1,345,831	(329,752)	2,376,335

Cost of net product sales	610	533,989	719,218	(275,470)	978,347
Cost of services revenue	1,776	306,331	31,276	(34,512)	304,871

Cost of net product sales and services revenue	2,386	840,320	750,494	(309,982)	1,283,218
Cost of license and royalty revenue	—	19	17,625	(14,394)	3,250

Cost of net revenue	2,386	840,339	768,119	(324,376)	1,286,468

Gross profit (loss)	(2,386)	519,917	577,712	(5,376)	1,089,867
Operating expenses:
Research and development	1,465	68,627	42,030	—	112,122
Sales and marketing	6,614	212,348	184,093	—	403,055
General and administrative	289,933	119,417	155,172	(746)	563,776
Impairment and (gain) loss on dispositions, net	—	—	(3,810)	—	(3,810)

Operating income (loss)	(300,398)	119,525	200,227	(4,630)	14,724
Interest expense, including amortization of original issue discounts and deferred financing costs	(168,904)	(7,482)	(11,175)	15,910	(171,651)
Other income (expense), net	10,799	8,551	1,089	(15,910)	4,529

Income (loss) before provision (benefit) for income taxes	(458,503)	120,594	190,141	(4,630)	(152,398)
Provision (benefit) for income taxes	(64,345)	41,896	57,825	—	35,376

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(394,158)	78,698	132,316	(4,630)	(187,774)
Equity in earnings of subsidiaries, net of tax	225,588	—	—	(225,588)	—
Equity earnings of unconsolidated entities, net of tax	31,301	—	18,863	341	50,505

Income (loss) from continuing operations	(137,269)	78,698	151,179	(229,877)	(137,269)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	(137,269)	78,698	151,179	(229,877)	(137,269)
Less: Net income attributable to non- controlling interests	—	—	350	—	350

Net income (loss) attributable to Alere Inc. and Subsidiaries	(137,269)	78,698	150,829	(229,877)	(137,619)
Preferred stock dividends	(21,350)	—	—	—	(21,350)

Net income (loss) available to common stockholders	$(158,619)	$78,698	$150,829	$(229,877)	$(158,969)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2015

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$892,086	$1,318,753	$(264,509)	$1,946,330
Services revenue	—	440,709	51,599	—	492,308

Net product sales and services revenue	—	1,332,795	1,370,352	(264,509)	2,438,638
License and royalty revenue	—	12,968	19,594	(15,585)	16,977

Net revenue	—	1,345,763	1,389,946	(280,094)	2,455,615

Cost of net product sales	3,114	510,918	755,954	(230,840)	1,039,146
Cost of services revenue	205	305,813	30,319	(31,949)	304,388

Cost of net product sales and services revenue	3,319	816,731	786,273	(262,789)	1,343,534
Cost of license and royalty revenue	(40)	230	19,175	(15,584)	3,781

Cost of net revenue	3,279	816,961	805,448	(278,373)	1,347,315

Gross profit (loss)	(3,279)	528,802	584,498	(1,721)	1,108,300
Operating expenses:
Research and development	16,461	60,787	42,205	—	119,453
Sales and marketing	5,901	219,566	208,972	—	434,439
General and administrative	124,020	147,625	102,511	—	374,156
Impairment and (gain) loss on dispositions, net	79,951	(8,747)	(20,664)	—	50,540

Operating income (loss)	(229,612)	109,571	251,474	(1,721)	129,712
Interest expense, including amortization of original issue discounts and deferred financing costs	(215,070)	(11,517)	(18,227)	27,817	(216,997)
Other income (expense), net	14,508	14,362	4,890	(31,017)	2,743

Income (loss) from continuing operations before provision (benefit) for income taxes	(430,174)	112,416	238,137	(4,921)	(84,542)
Provision (benefit) for income taxes	(151,406)	33,447	64,087	308	(53,564)

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(278,768)	78,969	174,050	(5,229)	(30,978)
Equity in earnings of subsidiaries, net of tax	259,924	—	—	(259,924)	—
Equity earnings of unconsolidated entities, net of tax	1,484	—	14,065	(19)	15,530

Income (loss) from continuing operations	(17,360)	78,969	188,115	(265,172)	(15,448)
Income (loss) from discontinued operations, net of tax	221,425	(1,912)	—	—	219,513

Net income	204,065	77,057	188,115	(265,172)	204,065
Less: Net income attributable to non-controlling interests	—	—	381	—	381

Net income attributable to Alere Inc. and Subsidiaries	204,065	77,057	187,734	(265,172)	203,684
Preferred stock dividends	(21,293)	—	—	—	(21,293)

Net income available to common stockholders	$182,772	$77,057	$187,734	$(265,172)	$182,391

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2014

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$855,435	$1,405,594	$(237,066)	$2,023,963
Services revenue	—	464,283	67,705	—	531,988

Net product sales and services revenue	—	1,319,718	1,473,299	(237,066)	2,555,951
License and royalty revenue	—	13,477	19,846	(12,273)	21,050

Net revenue	—	1,333,195	1,493,145	(249,339)	2,577,001

Cost of net product sales	5,329	473,076	797,276	(212,681)	1,063,000
Cost of services revenue	261	288,288	33,584	(27,184)	294,949

Cost of net product sales and services revenue	5,590	761,364	830,860	(239,865)	1,357,949
Cost of license and royalty revenue	40	199	17,625	(12,272)	5,592

Cost of net revenue	5,630	761,563	848,485	(252,137)	1,363,541

Gross profit (loss)	(5,630)	571,632	644,660	2,798	1,213,460
Operating expenses:
Research and development	23,190	61,862	59,776	—	144,828
Sales and marketing	7,598	232,406	273,045	—	513,049
General and administrative	92,466	156,143	204,554	—	453,163
Impairment and gain (loss) on dispositions, net	4,236	11,393	(7,887)	—	7,742

Operating income (loss)	(133,120)	109,828	115,172	2,798	94,678
Interest expense, including amortization of original issue discounts and deferred financing costs	(205,919)	(18,995)	(18,629)	34,352	(209,191)
Other income (expense), net	12,140	20,491	(1,621)	(34,417)	(3,407)

Income (loss) from continuing operations before provision (benefit) for income taxes	(326,899)	111,324	94,922	2,733	(117,920)
Provision (benefit) for income taxes	(20,865)	44,155	46,718	1,022	71,030

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(306,034)	67,169	48,204	1,711	(188,950)
Equity in earnings of subsidiaries, net of tax	125,443	—	—	(125,443)	—
Equity earnings of unconsolidated entities, net of tax	1,717	—	15,928	(136)	17,509

Income (loss) from continuing operations	(178,874)	67,169	64,132	(123,868)	(171,441)
Income (loss) from discontinued operations, net of tax	145,751	(27,839)	20,400	6	138,318

Net income (loss)	(33,123)	39,330	84,532	(123,862)	(33,123)
Less: Net income attributable to non-controlling interests	—	—	30	—	30

Net income (loss) attributable to Alere Inc. and Subsidiaries	(33,123)	39,330	84,502	(123,862)	(33,153)
Preferred stock dividends	(21,293)	—	—	—	(21,293)

Net income (loss) available to common stockholders	$(54,416)	$39,330	$84,502	$(123,862)	$(54,446)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(137,269)	$78,698	$151,179	$(229,877)	$(137,269)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	2,725	(1,672)	(123,308)	(32)	(122,287)
Minimum pension liability adjustment	—	—	(207)	—	(207)

Other comprehensive income (loss), before tax	2,725	(1,672)	(123,515)	(32)	(122,494)
Income tax provision related to items of other comprehensive loss	—	—	127	—	127

Other comprehensive income (loss), net of tax	2,725	(1,672)	(123,642)	(32)	(122,621)

Comprehensive income (loss)	(134,544)	77,026	27,537	(229,909)	(259,890)
Less: Comprehensive income attributable to non-controlling interests	—	—	350	—	350

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(134,544)	$77,026	$27,187	$(229,909)	$(260,240)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2015

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$204,065	$77,057	$188,115	$(265,172)	$204,065

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(1,175)	(816)	(144,267)	(180)	(146,438)
Minimum pension liability adjustment	—	—	(1,173)	—	(1,173)

Other comprehensive loss, before tax	(1,175)	(816)	(145,440)	(180)	(147,611)
Income tax provision related to items of other comprehensive loss	—	—	56	—	56

Other comprehensive loss, net of tax	(1,175)	(816)	(145,496)	(180)	(147,667)

Comprehensive income	202,890	76,241	42,619	(265,352)	56,398
Less: Comprehensive income attributable to non-controlling interests	—	—	381	—	381

Comprehensive income attributable to Alere Inc. and Subsidiaries	$202,890	$76,241	$42,238	$(265,352)	$56,017

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2014

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(33,123)	$39,330	$84,532	$(123,862)	$(33,123)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(489)	(516)	(165,443)	—	(166,448)
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	38	—	38
Minimum pension liability adjustment	—	—	(169)	—	(169)

Other comprehensive loss, before tax	(489)	(533)	(165,574)	—	(166,596)
Income tax benefit related to items of other comprehensive loss	—	—	(173)	—	(173)

Other comprehensive loss, net of tax	(489)	(533)	(165,401)	—	(166,423)

Comprehensive income (loss)	(33,612)	38,797	(80,869)	(123,862)	(199,546)
Less: Comprehensive loss attributable to non-controlling interests	—	—	30	—	30

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(33,612)	$38,797	$(80,899)	$(123,862)	$(199,576)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$167,639	$3,161	$396,415	$—	$567,215
Restricted cash	1,337	—	50,213	—	51,550
Marketable securities	—	76	—	—	76
Accounts receivable, net of allowances	—	186,067	227,468	—	413,535
Inventories, net	—	168,736	163,967	(23,783)	308,920
Prepaid expenses and other current assets	15,983	22,318	68,748	11,558	118,607
Intercompany receivables	390,328	1,008,767	204,587	(1,603,682)	—

Total current assets	575,287	1,389,125	1,111,398	(1,615,907)	1,459,903
Property, plant and equipment, net	25,525	243,755	176,618	(4,708)	441,190
Goodwill	—	1,822,290	937,076	—	2,759,366
Other intangible assets with indefinite lives	—	7,457	19,765	(58)	27,164
Finite-lived intangible assets, net	2,490	507,060	299,227	(3,200)	805,577
Restricted cash	—	—	2,171	—	2,171
Other non-current assets	509	2,267	13,060	(870)	14,966
Investments in subsidiaries	3,409,001	158,195	57,650	(3,624,846)	—
Investments in unconsolidated entities	684	14,765	42,523	14,253	72,225
Deferred tax assets	—	—	57,819	(37,336)	20,483
Non-current income tax receivable	4,580	—	40,654	—	45,234
Intercompany notes receivables	1,757,723	709,965	744	(2,468,432)	—

Total assets	$5,775,799	$4,854,879	$2,758,705	$(7,741,104)	$5,648,279

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$40,072	$—	$42,298	$—	$82,370
Current portion of capital lease obligations	—	1,560	1,504	—	3,064
Accounts payable	35,591	78,981	81,307	—	195,879
Accrued expenses and other current liabilities	65,582	133,506	223,778	(28,023)	394,843
Intercompany payables	485,573	859,924	258,154	(1,603,651)	—

Total current liabilities	626,818	1,073,971	607,041	(1,631,674)	676,156

Long-term liabilities:
Long-term debt, net of current portion	2,852,978	—	5,227	—	2,858,205
Capital lease obligations, net of current portion	—	2,029	5,192	—	7,221
Deferred tax liabilities	—	51,314	67,702	82	119,098
Other long-term liabilities	91,042	44,563	21,257	(870)	155,992
Intercompany notes payables	377,969	1,274,419	816,044	(2,468,432)	—

Total long-term liabilities	3,321,989	1,372,325	915,422	(2,469,220)	3,140,516

Total stockholders’ equity	1,826,992	2,408,583	1,231,627	(3,640,210)	1,826,992
Non-controlling interests	—	—	4,615	—	4,615

Total equity	1,826,992	2,408,583	1,236,242	(3,640,210)	1,831,607

Total liabilities and equity	$5,775,799	$4,854,879	$2,758,705	$(7,741,104)	$5,648,279

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2015

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$139,153	$21,150	$341,897	$—	$502,200
Restricted cash	1,250	—	4,444	—	5,694
Marketable securities	—	164	—	—	164
Accounts receivable, net of allowances	—	192,591	244,333	—	436,924
Inventories, net	—	173,383	198,140	(20,574)	350,949
Prepaid expenses and other current assets	7,576	27,095	73,242	6,601	114,514
Assets held for sale — current	—	—	4,165	—	4,165
Intercompany receivables	1,237,474	812,957	50,691	(2,101,122)	—

Total current assets	1,385,453	1,227,340	916,912	(2,115,095)	1,414,610
Property, plant and equipment, net	31,384	228,065	188,084	(1,494)	446,039
Goodwill	—	1,823,919	1,012,996	—	2,836,915
Other intangible assets with indefinite lives	—	7,638	20,531	(59)	28,110
Finite-lived intangible assets, net	2,951	627,269	370,261	(3,200)	997,281
Restricted cash	—	—	43,228	—	43,228
Other non-current assets	804	2,340	15,380	(446)	18,078
Investments in subsidiaries	3,291,724	158,195	57,650	(3,507,569)	—
Investments in unconsolidated entities	502	14,764	37,947	12,120	65,333
Deferred tax assets	91,220	—	51,329	(128,556)	13,993
Non-current income tax receivable	3,517	—	37,719	—	41,236
Assets held for sale — non-current	13,337	—	—	—	13,337
Intercompany notes receivables	1,905,188	672,032	6,900	(2,584,120)	—

Total assets	$6,726,080	$4,761,562	$2,758,937	$(8,328,419)	$5,918,160

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$197,084	$—	$2,908	$—	$199,992
Current portion of capital lease obligations	—	2,018	1,944	—	3,962
Accounts payable	15,981	76,890	102,881	—	195,752
Accrued expenses and other current liabilities	62,287	126,346	131,766	2,238	322,637
Liabilities related to assets held for sale — current	—	—	363	—	363
Intercompany payables	1,122,042	773,839	205,241	(2,101,122)	—

Total current liabilities	1,397,394	979,093	445,103	(2,098,884)	722,706

Long-term liabilities:
Long-term debt, net of current portion	2,784,913	—	46,253	—	2,831,166
Capital lease obligations, net of current portion	—	840	6,341	—	7,181
Deferred tax liabilities	—	219,224	54,749	(126,355)	147,618
Other long-term liabilities	14,962	59,309	80,369	(447)	154,193
Intercompany notes payables	477,779	1,181,168	925,173	(2,584,120)	—

Total long-term liabilities	3,277,654	1,460,541	1,112,885	(2,710,922)	3,140,158

Total stockholders’ equity	2,051,032	2,321,928	1,196,685	(3,518,613)	2,051,032
Non-controlling interests	—	—	4,264	—	4,264

Total equity	2,051,032	2,321,928	1,200,949	(3,518,613)	2,055,296

Total liabilities and equity	$6,726,080	$4,761,562	$2,758,937	$(8,328,419)	$5,918,160

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(137,269)	$78,698	$151,179	$(229,877)	$(137,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(225,588)	—	—	225,588	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	13,218	11	140	—	13,369
Depreciation and amortization	9,195	179,672	96,492	249	285,608
Non-cash stock-based compensation expense	22,524	9,629	9,643	—	41,796
Impairment of inventory	—	(319)	2,986	—	2,667
Impairment of long-lived assets	—	668	1,124	—	1,792
Loss on sale of fixed assets	114	1,167	2,270	—	3,551
Equity earnings of unconsolidated entities, net of tax	(31,301)	—	(18,863)	(341)	(50,505)
Deferred income taxes	(12,446)	(29,063)	5,499	—	(36,010)
Net gain on business disposition	—	—	(3,810)	—	(3,810)
Other non-cash items	1,562	408	(2,382)	(51)	(463)
Non-cash change in fair value of contingent consideration	(1,700)	(11,547)	(62)	—	(13,309)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	4,548	22,150	—	26,698
Inventories, net	—	(40,886)	22,850	4,381	(13,655)
Prepaid expenses and other current assets	(4,887)	7,275	(17,354)	(4,955)	(19,921)
Accounts payable	19,087	3,361	(18,086)	—	4,362
Accrued expenses and other current liabilities	(9,342)	7,956	83,136	(30,260)	51,490
Other non-current assets and liabilities	189,853	(141,398)	(60,342)	35,216	23,329
Cash paid for contingent consideration	(427)	—	(3)	—	(430)
Intercompany payable (receivable)	263,255	(54,899)	(208,406)	50	—

Net cash provided by operating activities	95,848	15,281	68,161	—	179,290

Cash Flows from Investing Activities:
Increase in restricted cash	(88)	—	(4,633)	—	(4,721)
Purchases of property, plant and equipment	(3,868)	(31,317)	(34,382)	1,873	(67,694)
Proceeds from sale of property, plant and equipment	92	367	2,842	(1,873)	1,428
Cash received from (used in) business dispositions, net of cash divested	(1,337)	—	22,807	—	21,470
Cash paid for business acquisitions, net of cash acquired	—	—	(5,958)	—	(5,958)
Cash paid for equity investments	(184)	—	—	—	(184)
Proceeds from sale of equity investments	24,525	—	16,226	—	40,751
Cash received from sales of marketable securities	—	87	—	—	87
Cash received from equity method investments	16,989	—	—	—	16,989
Decrease (increase) in other assets	(49)	(266)	775	—	460

Net cash provided by (used in) investing activities	36,080	(31,129)	(2,323)	—	2,628

Cash Flows from Financing Activities:
Cash paid for financing costs	(29,187)	—	—	—	(29,187)
Cash paid for contingent consideration	—	—	(680)	—	(680)
Cash paid for dividends	(21,292)	—	—	—	(21,292)
Proceeds from issuance of common stock, net of issuance costs	18,934	—	—	—	18,934
Proceeds from issuance of long-term debt	—	—	459	—	459
Payments on short-term debt	—	—	(1,722)	—	(1,722)
Payments on long-term debt	(196,897)	—	(1,419)	—	(198,316)
Net proceeds (payments) under revolving credit facilities	125,000	—	1,017	—	126,017
Principal payments on capital lease obligations	—	(2,279)	(1,753)	—	(4,032)

Net cash used in financing activities	(103,442)	(2,279)	(4,098)	—	(109,819)

Foreign exchange effect on cash and cash equivalents	—	138	(7,222)	—	(7,084)

Net increase (decrease) in cash and cash equivalents	28,486	(17,989)	54,518	—	65,015
Cash and cash equivalents, beginning of period	139,153	21,150	341,897	—	502,200

Cash and cash equivalents, end of period	$167,639	$3,161	$396,415	$—	$567,215

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2015

(As Restated) (in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$204,065	$77,057	$188,115	$(265,172)	$204,065
Income (loss) from discontinued operations, net of tax	221,425	(1,912)	—	—	219,513

Income (loss) from continuing operations	(17,360)	78,969	188,115	(265,172)	(15,448)
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(259,924)	—	—	259,924	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	12,697	25	109	—	12,831
Depreciation and amortization	10,105	175,415	123,921	(177)	309,264
Non-cash stock-based compensation expense	14,400	5,869	6,122	—	26,391
Impairment of inventory	—	133	15,464	—	15,597
Impairment of long-lived assets	—	3,391	317	—	3,708
Loss on sale of fixed assets	121	2,757	1,047	—	3,925
Equity earnings of unconsolidated entities, net of tax	(1,484)	—	(14,065)	19	(15,530)
Deferred income taxes	(83,208)	(112)	(16,508)	439	(99,389)
Loss on extinguishment of debt	19,886	—	—	—	19,886
Impairment and net (gain) loss on business disposition	79,951	(8,747)	(20,664)	—	50,540
Other non-cash items	4,809	996	19,777	3,200	28,782
Non-cash change in fair value of contingent consideration	(32,975)	11,577	(38,473)	—	(59,871)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	1,529	(8,209)	—	(6,680)
Inventories, net	—	(22,881)	(42,951)	1,897	(63,935)
Prepaid expenses and other current assets	3,177	(26,268)	21,891	(4,095)	(5,295)
Accounts payable	(5,467)	(7,741)	2,425	—	(10,783)
Accrued expenses and other current liabilities	2,416	70,776	(52,841)	2,292	22,643
Other non-current assets and liabilities	(4,089)	3,034	(4,016)	1,714	(3,357)
Cash paid for contingent consideration	(6,302)	—	(13)	—	(6,315)
Intercompany payable (receivable)	518,055	(320,171)	(197,877)	(7)	—

Net cash provided by (used in) continuing operations	254,808	(31,449)	(16,429)	34	206,964
Net cash provided by discontinued operations	—	318	—	—	318

Net cash provided by (used in) operating activities	254,808	(31,131)	(16,429)	34	207,282

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	3,763	—	(17,478)	—	(13,715)
Purchases of property, plant and equipment	(12,710)	(29,748)	(49,375)	1,055	(90,778)
Proceeds from sale of property, plant and equipment	—	993	2,161	(1,055)	2,099
Cash received from (used in) business dispositions, net of cash divested	591,844	(8,723)	92,702	—	675,823
Cash paid for business acquisitions, net of cash acquired	(60,135)	—	—	—	(60,135)
Cash received from sales of marketable securities	—	92	—	—	92
Cash received from equity method investments	2,695	—	23,441	—	26,136
Decrease (increase) decrease in other assets	301	485	(2,546)	(34)	(1,794)

Net cash provided by (used in) continuing operations	525,758	(36,901)	48,905	(34)	537,728
Net cash used in discontinued operations	—	(209)	—	—	(209)

Net cash provided by (used in) investing activities	525,758	(37,110)	48,905	(34)	537,519

Cash Flows from Financing Activities:
Cash paid for financing costs	(15,973)	—	(215)	—	(16,188)
Cash paid for contingent consideration	(13,640)	—	(583)	—	(14,223)
Cash paid for dividends	(21,293)	—	—	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs	79,185	—	—	—	79,185
Proceeds from issuance of short-term debt	—	—	1,511	—	1,511
Proceeds from issuance of long-term debt	2,119,125	—	43,037	—	2,162,162
Payments on short-term debt	—	—	(25,584)	—	(25,584)
Payments on long-term debt	(2,655,343)	—	(1,043)	—	(2,656,386)
Net payments under revolving credit facilities	(127,000)	—	(536)	—	(127,536)
Principal payments on capital lease obligations	—	(2,565)	(3,053)	—	(5,618)
Other	(8,623)	—	(314)	—	(8,937)

Net cash provided by (used in) continuing operations	(643,562)	(2,565)	13,220	—	(632,907)
Net cash used in discontinued operations	—	(76)	—	—	(76)

Net cash provided by (used in) financing activities	(643,562)	(2,641)	13,220	—	(632,983)

Foreign exchange effect on cash and cash equivalents	—	(422)	(10,957)	—	(11,379)

Net increase (decrease) in cash and cash equivalents	137,004	(71,304)	34,739	—	100,439
Cash and cash equivalents, beginning of period — continuing operations	2,149	69,154	307,158	—	378,461
Cash and cash equivalents, beginning of period — discontinued operations	—	23,300	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$139,153	$21,150	$341,897	$—	$502,200

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(29)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(33,123)	$39,330	$84,532	$(123,862)	$(33,123)
Income (loss) from discontinued operations, net of tax	145,751	(27,839)	20,400	6	138,318

Income (loss) from continuing operations	(178,874)	67,169	64,132	(123,868)	(171,441)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(125,443)	—	—	125,443	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	15,780	42	411	—	16,233
Depreciation and amortization	8,783	177,347	149,884	15	336,029
Non-cash stock-based compensation expense	3,446	4,957	4,049	—	12,452
Tax benefit related to discontinued operations retained by Alere Inc	—	12,977	(3,132)	—	9,845
Impairment of inventory	—	—	3,124	—	3,124
Impairment of long-lived assets	1,019	(712)	6,712	—	7,019
Loss on disposition of fixed assets	1	4,807	1,737	—	6,545
Equity earnings of unconsolidated entities, net of tax	(1,717)	—	(15,928)	136	(17,509)
Deferred income taxes	59,929	(32,750)	(15,945)	1,020	12,254
Impairment and net gain on business disposition	4,236	11,393	(7,887)	—	7,742
Other non-cash items	1,418	3,726	(179)	—	4,965
Non-cash change in fair value of contingent consideration	(3,414)	11,256	(165)	—	7,677
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(16,345)	12,081	—	(4,264)
Inventories, net	—	(52,670)	(12,717)	(2,145)	(67,532)
Prepaid expenses and other current assets	(4,793)	(26,445)	(20,015)	(745)	(51,998)
Accounts payable	8,818	24,776	14,257	—	47,851
Accrued expenses and other current liabilities	1,698	6,734	31,273	(1,819)	37,886
Other non-current assets and liabilities	(594)	1,380	9,897	2,571	13,254
Cash paid for contingent consideration	(21,867)	—	(210)	—	(22,077)
Intercompany payable (receivable)	349,314	(184,028)	(165,293)	7	—

Net cash provided by continuing operations	117,740	13,614	56,086	615	188,055
Net cash provided by (used in) discontinued operations	(671)	44,060	79	—	43,468

Net cash provided by operating activities	117,069	57,674	56,165	615	231,523

Cash Flows from Investing Activities:
Increase in restricted cash	(2,791)	—	(2,655)	—	(5,446)
Purchases of property, plant and equipment	(21,680)	(40,737)	(41,862)	3,717	(100,562)
Proceeds from sale of property, plant and equipment	726	845	4,165	(4,250)	1,486
Cash received from business disposition, net of cash divested	—	1,081	43,995	—	45,076
Cash paid for business acquisitions, net of cash acquired	(75)	—	—	—	(75)
Cash received (paid) for investments	477	(279)		—	198
Proceeds from sale of equity investment	—	—	8,546	—	8,546
Cash received from sales of marketable securities	—	576	4	—	580
Cash received from equity method investments	—	—	980	—	980
Decrease in other assets	96	714	130	46	986

Net cash provided by (used in) continuing operations	(23,247)	(37,800)	13,303	(487)	(48,231)
Net cash used in discontinued operations	—	(8,972)	—	—	(8,972)

Net cash provided by (used in) investing activities	(23,247)	(46,772)	13,303	(487)	(57,203)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,528)	—	—	—	(1,528)
Cash paid for contingent purchase price consideration	(32,467)	—	(435)	—	(32,902)
Cash paid for dividends	(21,293)	—	—	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs	51,555	—	—	—	51,555
Proceeds from issuance of short-term debt	—	—	806	—	806
Proceeds from issuance of long-term debt	—	—	58	—	58
Payments on long-term debt	(60,000)	(271)	(4,851)	—	(65,122)
Net (payments) proceeds under revolving credit facilities	(43,000)	—	478	—	(42,522)
Excess tax benefits on exercised stock options	460	422	90	—	972
Principal payments on capital lease obligations	—	(2,885)	(3,200)	—	(6,085)
Purchase of non-controlling interest	—	—	(623)	—	(623)

Net cash used in continuing operations	(106,273)	(2,734)	(7,677)	—	(116,684)
Net cash used in discontinued operations	—	(893)	(578)	—	(1,471)

Net cash used in financing activities	(106,273)	(3,627)	(8,255)	—	(118,155)

Foreign exchange effect on cash and cash equivalents	(201)	(273)	(15,710)	(128)	(16,312)

Net increase (decrease) in cash and cash equivalents	(12,652)	7,002	45,503	—	39,853
Cash and cash equivalents, beginning of period - continuing operations	14,801	78,976	261,654	—	355,431
Cash and cash equivalents, beginning of period - discontinued operations	—	6,476	1	—	6,477

Cash and cash equivalents, end of period	2,149	92,454	307,158	—	401,761
Less: Cash and cash equivalents of discontinued operations, end of period	—	23,300	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$2,149	$69,154	$307,158	$—	$378,461

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(30) Subsequent Events

April 2017 Amendment to Credit Facility

On April 24, 2017, we entered into a Third Amendment to the Credit Agreement for our secured credit facility, dated as of June 18, 2015, among the Company, the several lenders from time to time party thereto, the Administrative Agents (as defined in the Credit Agreement) and certain other agents and arrangers.

Pursuant to the Third Amendment, the lenders under the Credit Agreement have agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or may hereafter occur, resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 by the applicable deadline under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of our review described in our Current Report on Form 8-K as filed with the SEC on April 17, 2017, or the April 8-K, as a result of our incorrect recognition of revenue transactions at our Korean and Japanese locations for certain fiscal periods set forth in the Third Amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the review described in the April 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions at our Korean and Japanese locations for certain fiscal periods set forth in the Third Amendment and (ii) extend the deadlines for delivery of the financial statements for the fiscal year ended December 31, 2016, and certain related deliverables, or the Financial Reports, as described below. In connection with the Third Amendment, we agreed to pay, among other fees and expenses, to each lender that approved the Third Amendment a consent fee of 0.125% of the sum of (i) the aggregate principal amount of such lender’s Term Loans (as defined in the Credit Agreement) outstanding on the effective date of the Third Amendment and (ii) such lender’s Revolving Credit Commitment (as defined in the Credit Agreement) in effect in the effective date of the Third Amendment. We incurred approximately $3.3 million in fees and expenses associated with this Third Amendment.

May 2017 Consent Solicitation for Notes

On May 1, 2017, we commenced consent solicitations relating to the Notes. On May 4, 2017, we made certain modifications to the consent solicitations, which are reflected herein. We solicited consents from holders of each series of Notes to extend the deadline for delivery of certain financial information and to waive through and until 5:00 p.m., New York City time, on June 15, 2017, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Fiscal Year 2016 Failure to File. If we did not file this Annual Report on Form 10-K for 2016 and if we had failed to obtain the waivers requested pursuant to the consent solicitations, in each case on or before (i) May 16, 2017, with respect to the 7.25% Senior Notes, (ii) May 19, 2017, with respect to the 6.5% Senior Subordinated Notes, and (iii) June 2, 2017, with respect to the 6.375% Subordinated Notes, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustees or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated May 1, 2017, as supplemented, we offered to pay to each holder of Notes, as of April 28, 2017, a cash payment equal to $17.50 for each $1,000 principal amount of such holder’s Notes, or the Consent Fee, in respect of which the holder

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(30) Subsequent Events (Continued)

validly delivered (and did not validly revoke) a consent prior to 5:00 p.m. New York City time, on May 5, 2017 (such time and date, the Expiration Date), provided that we received and accepted the requisite consents for all series of Notes. If, at any time prior to 9:30 a.m., New York City time, on May 8, 2017, we filed with the SEC this Annual Report on Form 10-K and we terminated the consent solicitations, we would pay to each holder of each series of Notes who delivered (and did not revoke) a valid and duly executed consent prior to the Expiration Date a cash payment, in lieu of the Consent Fee, equal to $10.00 for each $1,000 principal amount of Notes for which such Holder delivered its Consent, or the Consent Termination Fee. On May 8, 2017 we successfully completed this solicitation and, in connection with the completion, we paid the Consent Fee to the consenting holders in an aggregate amount of approximately $23 million.

May 2017 Amendment to Credit Facility

On May 30, 2017, we entered into a fourth amendment to the Credit Agreement pursuant to which the lenders under the Credit Agreement agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or hereafter occur, resulting from, among other things, (x) failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 and the fiscal quarter ended March 31, 2017, in each case, by the applicable deadlines under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of the Company’s review described our Current Report on Form 8-K (as filed with the SEC on May 22, 2017), or the May 8-K, as a result of our incorrect recognition of revenue transactions for certain fiscal periods set forth in the amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered that is discovered as part of the review described in the May 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions for certain fiscal periods set forth in the amendment, (ii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal year ended December 31, 2016, to the earlier of (A) July 15, 2017, and (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures for our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver such financial statements and (iii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal quarter ended March 31, 2017 to the earliest of (A) the date that is ten business days after delivery of the financial statements for the fiscal year ended December 31, 2016, (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures for our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver the financial statements for the fiscal quarter ended March 31, 2017 and (C) July 28, 2017. In connection with this amendment, we agreed to pay, among other fees and expenses, to the lenders that approved the amendment a consent fee of 0.25% of the sum of such lender’s (i) aggregate principal amount of its Term Loans outstanding and (ii) Revolving Credit Commitment (each as defined in the Credit Agreement). We delivered the financial statements for the fiscal year ended December 31, 2016 and certain related deliverables prior to the deadline as set forth in this amendment.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(30) Subsequent Events (Continued)

June 2017 Consent Solicitation for Notes

On June 1, 2017, we commenced consent solicitations relating to each series of our Notes. We solicited consents from holders of each series of Notes to further extend the deadline for delivery of certain financial information and to waive, in each case (i) through and until 5:00 p.m., New York City time, on August 4, 2017 (such time and date, the “First Waiver Date”), (ii) through and until 5:00 p.m., New York City time, on September 5, 2017 (such time and date, the “Second Waiver Date”) if uncured immediately prior to the First Waiver Date, and (iii) through and until 5:00 p.m., New York City time, on October 4, 2017 (such time and date, the “Third Waiver Date”) if uncured immediately prior to the Second Waiver Date, any default or event of default that occurred, is continuing or may occur under the indentures (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, the 2016 Form 10-K (the “Fiscal Year 2016 Failure to File”) and the 2017 First Quarter Form 10-Q (the “First Quarter 2017 Failure to File” and, together with the Fiscal Year 2016 Failure to File, the “Failures to File”). If we did not file this Annual Report on Form 10-K for 2016 by June 15, 2017, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustee or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated as of June 1, 2017, and provided that we receive and accept the requisite consents for all series of Notes, we are offering to pay to each holder of Notes as of 5:00 p.m., New York City time, on May 31, 2017, (1) a cash payment promptly following the Expiration Date (as defined below) equal to: $20.00 for each $1,000 principal amount of 6.375% Notes for which such holder delivered its consent (the “6.375% Notes First Consent Fee”), $15.00 for each $1,000 principal amount of 6.500% Notes for which such holder delivered its consent (the “6.500% Notes First Consent Fee”) and $12.50 for each $1,000 principal amount of 7.250% Notes for which such holder delivered its consent (the “7.250% Notes First Consent Fee” and, together with the 6.375% Notes First Consent Fee and the 6.500% Notes First Consent Fee, the “First Consent Fees” and each a “First Consent Fee”) and (2), if any default or event of default remains uncured immediately prior to the First Waiver Date in connection with the Failures to File, an additional cash payment on or prior to the First Waiver Date (with respect to each series of Notes, the “Second Consent Fee”), equal to $5.00 for each $1,000 principal amount of Notes and (3), if any default or event of default remains uncured immediately prior to the Second Waiver Date in connection with the Failures to File, an additional cash payment on or prior to the Second Waiver Date (with respect to each series of Notes, the “Third Consent Fee”), equal to $7.50 for each $1,000 principal amount of Notes, in each case in respect of which the holder validly delivers (and does not validly revoke) a consent prior to 5:00 p.m. New York City time, on June 7, 2017 (such time and date, as amended, extended or otherwise modified, the “Expiration Date”), provided that we received and accepted the requisite consents for all series of Notes.