Form 10-Q
period 2017-03-31
ALERE INC.
filed 2017-06-14
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of June 12, 2017 was 87,368,721.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2017

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these forward-looking statements and these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. For additional information on forward-looking statements, see page 41 of this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

EXPLANATORY NOTE

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the 2016 Form 10-K, we had incorrectly recorded certain revenue transactions at our subsidiary in South Korea, Standard Diagnostics, Inc., or SD. Specifically, we failed to correctly apply U.S. generally accepted accounting principles, or U.S. GAAP, regarding the timing of revenue recognition primarily relating to transactions in which we recognized revenue prior to full satisfaction of all contractual criteria for title and risk of loss passing to the customer as required by U.S. GAAP. The principal cause of these misstatements in the timing of revenue recognition was inappropriate conduct at our SD subsidiary. These misstatements were primarily the result of conduct and practices initiated by a former employee in the sales organization. The inappropriate conduct and practices involved, among other things, misrepresentation and/or fabrication of documents used to validate revenue recognition that were intentionally concealed from our senior leadership team and our external auditors at the time of the transactions and during the global revenue recognition assessment conducted as part of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further, other SD employees (in some cases subordinates of the initiating employee and local finance management responsible for other controls at SD) were involved in the inappropriate conduct or acted to conceal it.

These misstatements resulted in management and the Audit Committee of the Board of Directors of Alere Inc. concluding on April 12, 2017 that our financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 should not be relied upon. In addition, in the 2016 Form 10-K, we restated our audited financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014, and we also restated certain unaudited financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016, or the Restatement. We further included certain restated financial information as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 in Item 6. “Selected Consolidated Financial Data” in our 2016 Form 10-K.

As a result of the review that led to the Restatement, we did not timely file the 2016 Form 10-K (which was filed with the Securities and Exchange Commission on June 5, 2017) or this Quarterly Report on Form 10-Q. As noted above, in connection with the Restatement, we restated certain financial information for the quarter ended March 31, 2016, and the restated results for such period are reflected in this Quarterly Report on Form 10-Q in Item 1. “Financial Statements (unaudited)”, Note 2 to such financial statements “Restatement of Previously Issued Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016 (As Restated)
Net product sales	$463,445	$468,502
Services revenue	122,129	115,709

Net product sales and services revenue	585,574	584,211
License and royalty revenue	2,642	2,729

Net revenue	588,216	586,940

Cost of net product sales	229,831	241,324
Cost of services revenue	75,899	73,100

Cost of net product sales and services revenue	305,730	314,424
Cost of license and royalty revenue	760	1,391

Cost of net revenue	306,490	315,815

Gross profit	281,726	271,125
Operating expenses:
Research and development	26,284	27,062
Sales and marketing	94,191	100,640
General and administrative	166,273	114,956
Impairment and gain on dispositions, net	—	(3,810)

Operating (loss) income	(5,022)	32,277
Interest expense, including amortization of original issue discounts and deferred financing costs	(43,183)	(42,106)
Other (expense) income, net	(2,516)	(1,349)

Loss from operations before provision (benefit) for income taxes	(50,721)	(11,178)
Provision (benefit) for income taxes	18,609	(172)

Loss from operations before equity earnings of unconsolidated entities, net of tax	(69,330)	(11,006)
Equity earnings of unconsolidated entities, net of tax	5,201	5,034

Net loss	(64,129)	(5,972)
Less: Net income attributable to non-controlling interests	183	103

Net loss attributable to Alere Inc. and Subsidiaries	(64,312)	(6,075)
Preferred stock dividends	(5,250)	(5,309)

Net loss available to common stockholders	$(69,562)	$(11,384)

Basic and diluted net loss per common share:
Net loss per common share	$(0.80)	$(0.13)

Weighted-average shares – basic and diluted	87,221	86,646

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016 (As Restated)
Net loss	$(64,129)	$(5,972)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	53,330	22,193
Minimum pension liability adjustment	(71)	155

Other comprehensive income, before tax	53,259	22,348

Other comprehensive income	53,259	22,348

Comprehensive (loss) income	(10,870)	16,376
Less: Comprehensive income attributable to non-controlling interests	183	103

Comprehensive (loss) income attributable to Alere Inc. and Subsidiaries	$(11,053)	$16,273

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$601,472	$567,215
Restricted cash	53,143	51,550
Marketable securities	540	76
Accounts receivable, net of allowances of $75,976 and $75,798 at March 31, 2017 and December 31, 2016, respectively	387,687	413,535
Inventories, net	322,473	308,920
Prepaid expenses and other current assets	117,828	118,607

Total current assets	1,483,143	1,459,903
Property, plant and equipment, net	439,802	441,190
Goodwill	2,781,100	2,759,366
Other intangible assets with indefinite lives	22,118	27,164
Finite-lived intangible assets, net	785,065	805,577
Restricted cash	2,355	2,171
Other non-current assets	14,340	14,966
Investments in unconsolidated entities	79,227	72,225
Deferred tax assets	22,475	20,483
Non-current income tax receivable	44,244	45,234

Total assets	$5,673,869	$5,648,279

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$82,506	$82,370
Current portion of capital lease obligations	2,901	3,064
Accounts payable	211,430	195,879
Accrued expenses and other current liabilities	416,447	394,843

Total current liabilities	713,284	676,156

Long-term liabilities:
Long-term debt, net of current portion	2,852,326	2,858,205
Capital lease obligations, net of current portion	6,674	7,221
Deferred tax liabilities	120,826	119,098
Other long-term liabilities	160,136	155,992

Total long-term liabilities	3,139,962	3,140,516

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,701 at March 31, 2017 and December 31, 2016); Authorized: 2,300 shares; Issued: 2,065 shares at March 31, 2017 and December 31, 2016; Outstanding: 1,774 shares at March 31, 2017 and December 31, 2016	606,406	606,406
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 95,021 shares and 94,770 shares at March 31, 2017 and December 31, 2016, respectively; Outstanding: 87,342 shares and 87,091 shares at March 31, 2017 and December 31, 2016, respectively	95	95
Additional paid-in capital	3,474,861	3,474,979
Accumulated deficit	(1,671,431)	(1,607,119)
Treasury stock, at cost, 7,679 shares at March 31, 2017 and December 31, 2016	(184,971)	(184,971)
Accumulated other comprehensive loss	(409,139)	(462,398)

Total stockholders’ equity	1,815,821	1,826,992
Non-controlling interests	4,802	4,615

Total equity	1,820,623	1,831,607

Total liabilities and equity	$5,673,869	$5,648,279

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016 (As Restated)
Cash Flows from Operating Activities:
Net loss	$(64,129)	$(5,972)
Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	4,281	2,236
Depreciation and amortization	60,934	72,504
Non-cash stock-based compensation expense	10,363	9,602
Impairment of inventory	—	1,349
Impairment of long-lived assets	(342)	608
Loss on sale of fixed assets	2,341	323
Equity earnings of unconsolidated entities, net of tax	(5,201)	(5,034)
Deferred income taxes	(3,377)	(6,812)
Gain on business dispositions	—	(3,810)
Other non-cash items	1,564	2,496
Non-cash change in fair value of contingent consideration	489	142
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	33,105	(17,930)
Inventories, net	(19,272)	(10,284)
Prepaid expenses and other current assets	3,750	(5,775)
Accounts payable	13,363	(31,542)
Accrued expenses and other current liabilities	17,714	(5,182)
Other non-current assets and liabilities	5,652	35
Cash paid for contingent consideration	(159)	(143)

Net cash provided by (used in) operating activities	61,076	(3,189)

Cash Flows from Investing Activities:
Increase in restricted cash	(1,445)	(436)
Purchases of property, plant and equipment	(10,399)	(14,504)
Proceeds from sale of property, plant and equipment	139	612
Cash received from business disposition, net of cash divested	—	21,470
Cash paid for business acquisitions, net of cash acquired	(3,060)	(5,945)
Cash received from sales of marketable securities	(7)	93
Cash received from equity method investments	—	2,205
Cash paid for equity investments	(232)	(184)
Proceeds from sale of equity investments	229	—
Increase (decrease) in other assets	82	(540)

Net cash (used in) provided by investing activities	(14,693)	2,771

Cash Flows from Financing Activities:
Cash paid for financing costs	—	(1)
Cash paid for contingent consideration	(128)	(145)
Proceeds from issuance of common stock, net of issuance costs	496	11,124
Proceeds from issuance of long-term debt	—	325
Payments on long-term debt	(10,158)	(17,275)
Net proceeds (payments) under revolving credit facilities	48	(127)
Cash paid for dividends	(5,323)	(5,323)
Cash paid for employee taxes related to shares withheld	(5,601)	(1,410)
Principal payments on capital lease obligations	(852)	(1,107)

Net cash used in financing activities	(21,518)	(13,939)

Foreign exchange effect on cash and cash equivalents	9,392	2,820

Net increase (decrease) in cash and cash equivalents	34,257	(11,537)
Cash and cash equivalents, beginning of period	567,215	502,200

Cash and cash equivalents, end of period	$601,472	$490,663

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Alere Inc. are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows. Our audited consolidated financial statements for the year ended December 31, 2016 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on June 5, 2017. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

Our operating segments are currently (i) professional diagnostics; (ii) consumer diagnostics; and (iii) other non-reportable. In January 2015, we sold our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, which we refer to collectively as our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that was retained by Alere was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two reportable operating segments: (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q, we are reporting our Alere Home Monitoring business as a separate segment under the heading “other non-reportable segment.” Alere Home Monitoring distributes PT/INR coagulation monitors and facilitates the distribution of equipment and supplies to power and control customers’ implanted ventricular assist devices, or VADs, as well as telemonitoring services that allows VAD coordinators to monitor patients soon after discharge and receive alerts when critical patient values fall outside pre-established ranges. The information presented herein for the three months ended March 31, 2016 has been retroactively adjusted to reflect the foregoing changes in the segment presentation.

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

In our Annual Report on Form 10-K for the year ended December 31, 2016, we restated the annual financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014, and also restated unaudited condensed financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016, which we refer to herein as the Restatement. As a result, the financial statements and information as presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 have been restated.

The Restatement was the result of the failure to correctly apply U.S. GAAP regarding the timing of revenue recognition primarily related to transactions in which we recognized revenue prior to full satisfaction of all contractual criteria for title and risk of loss passing to the customer as required by U.S. GAAP. The principal cause of these misstatements in the timing of revenue recognition is attributable to inappropriate conduct at our Standard Diagnostics subsidiary. These misstatements were primarily the result of conduct and practices initiated by a former employee in the sales organization. The inappropriate conduct and practices involved, among other things, misrepresentation and/or fabrication of documents used to validate revenue recognition that were intentionally concealed from our senior leadership team and our external auditors at the time of the transactions and during the global revenue recognition assessment conducted as part of the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further, other Standard Diagnostics employees (in some cases subordinates of the initiating employee and local finance management responsible for other controls at Standard Diagnostics) were involved in the inappropriate conduct or acted to conceal it. In addition, the Restatement reflects corrections for certain other misstatements that we identified in 2017 relating to 2014, 2015 and 2016. These adjustments as they relate to the periods presented in this Quarterly Report on Form 10-Q relate to misstatements in the classification of certain amounts between current assets, noncurrent assets and current liabilities. The Restatement did not result in a change to our previously reported total amounts for net cash flows from operating activities, investing activities, or financing activities. There was no impact to net change in cash and cash equivalents for any previously reported periods.

The following schedules reconcile the amounts as previously reported in the applicable financial statements as filed with the Securities and Exchange Commission (prior to the Restatement) to the corresponding restatement amounts for the three months ended March 31, 2016:

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31, 2016
	As Previously Reported	Restatement Adjustment (1)	As Restated
Net product sales	$459,771	$8,731	$468,502
Services revenue	115,709	—	115,709

Net product sales and services revenue	575,480	8,731	584,211
License and royalty revenue	2,729	—	2,729

Net revenue	578,209	8,731	586,940

Cost of net product sales	237,461	3,863	241,324
Cost of services revenue	73,100	—	73,100

Cost of net product sales and services revenue	310,561	3,863	314,424
Cost of license and royalty revenue	1,391	—	1,391

Cost of net revenue	311,952	3,863	315,815

Gross profit	266,257	4,868	271,125
Operating expenses:
Research and development	27,062	—	27,062
Sales and marketing	99,813	827	100,640
General and administrative	114,956	—	114,956
Impairment and (gain) loss on dispositions, net	(3,810)	—	(3,810)

Operating income	28,236	4,041	32,277
Interest expense, including amortization of original issue discounts and deferred financing costs	(42,106)	—	(42,106)
Other (expense) income, net	(1,349)	—	(1,349)

Loss from operations before provision (benefit) for income taxes	(15,219)	4,041	(11,178)
Provision (benefit) for income taxes	(208)	36	(172)

(Loss) income from operations before equity earnings of unconsolidated entities, net of tax	(15,011)	4,005	(11,006)
Equity earnings of unconsolidated entities, net of tax	5,034	—	5,034

Net (loss) income	(9,977)	4,005	(5,972)
Less: Net income attributable to non-controlling interests	103	—	103

Net (loss) income attributable to Alere Inc. and Subsidiaries	(10,080)	4,005	(6,075)
Preferred stock dividends	(5,309)	—	(5,309)

Net (loss) income available to common stockholders	$(15,389)	$4,005	$(11,384)

Basic and Diluted net income (loss) per common share:
Net (loss) income per common share	$(0.18)	$0.05	$(0.13)

Weighted-average shares —basic and diluted	86,646	—	86,646

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter.

	Three Months Ended March 31, 2016
	As Previously Reported	Restatement Adjustment (1)	As Restated
Comprehensive income attributable to Alere Inc. and Subsidiaries	$12,268	$4,005	$16,273

(1)	The restatement adjustment to total comprehensive income (loss) attributable to Alere Inc. and Subsidiaries is comprised solely of the restatement adjustment to net income (loss) for the period.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31, 2016
	As Previously Reported (1)	Restatement Adjustment (2)	As Restated
Cash Flows from Operating Activities:
Net loss	$(9,977)	$4,005	$(5,972)
Adjustments to reconcile loss from operations to net cash (used in) provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	2,236	—	2,236
Depreciation and amortization	72,504	—	72,504
Non-cash stock-based compensation expense	9,602	—	9,602
Impairment of inventory	1,349	—	1,349
Impairment of long-lived assets	608	—	608
Loss on sale of fixed assets	323	—	323
Equity earnings of unconsolidated entities, net of tax	(5,034)	—	(5,034)
Deferred income taxes	(6,812)	—	(6,812)
Gain on business dispositions	(3,810)	—	(3,810)
Other non-cash items	2,496	—	2,496
Non-cash change in fair value of contingent consideration	142	—	142
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(9,199)	(8,731)	(17,930)
Inventories, net	(14,147)	3,863	(10,284)
Prepaid expenses and other current assets	(5,796)	21	(5,775)
Accounts payable	(31,542)	—	(31,542)
Accrued expenses and other current liabilities	(6,003)	821	(5,182)
Other non-current assets and liabilities	14	21	35
Cash paid for contingent consideration	(143)	—	(143)

Net cash (used in) provided by operating activities	(3,189)	—	(3,189)

Cash Flows from Investing Activities:
Increase in restricted cash	(436)	—	(436)
Purchases of property, plant and equipment	(14,504)	—	(14,504)
Proceeds from sale of property, plant and equipment	612	—	612
Cash received from business disposition, net of cash divested	21,470	—	21,470
Cash paid for business acquisitions, net of cash acquired	(5,945)	—	(5,945)
Cash received from sales of marketable securities	93	—	93
Cash received from equity method investments	2,205	—	2,205
Cash paid for equity investments	(184)	—	(184)
Decrease in other assets	(540)	—	(540)

Net cash (used in) provided by investing activities	2,771	—	2,771

Cash Flows from Financing Activities:
Cash paid for financing costs	(1)	—	(1)
Cash paid for contingent consideration	(145)	—	(145)
Proceeds from issuance of common stock, net of issuance costs	11,124	—	11,124
Proceeds from issuance of long-term debt	325	—	325
Payments on long-term debt	(17,275)	—	(17,275)
Net payments under revolving credit facilities	(127)	—	(127)
Cash paid for dividends	(5,323)	—	(5,323)
Cash paid for employee taxes related to shares withheld	(1,410)	—	(1,410)
Principal payments on capital lease obligations	(1,107)	—	(1,107)

Net cash used in financing activities	(13,939)	—	(13,939)

Foreign exchange effect on cash and cash equivalents	2,820	—	2,820

Net decrease in cash and cash equivalents	(11,537)	—	(11,537)
Cash and cash equivalents, beginning of period	502,200	—	502,200

Cash and cash equivalents, end of period	$490,663	$—	$490,663

(1)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and such amounts have been revised from the figures presented in such Quarterly Report on Form 10-Q as a result of the retrospective adoption of ASU 2016-09, which reclassified $1,410 of employee taxes related to shares withheld from operating activities to financing activities.
(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the misstatements in the classification of certain amounts between current assets, noncurrent assets and current liabilities.

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

In addition, the Merger Agreement Amendment extends the date after which each of Alere and Abbott would have a right to terminate the Amended Merger Agreement to September 30, 2017, subject to the terms and conditions set forth in the Amended Merger Agreement. The Merger Agreement Amendment reduces the termination fee that Alere may be required to pay Abbott under specified circumstances to $161 million, from $177 million. The Merger Agreement Amendment also provides that neither any matter set forth in our public filings made with the Securities and Exchange Commission, or SEC, between January 1, 2014 and April 13, 2017, nor any matter of which Abbott or any of Abbott’s representatives was made aware prior to April 13, 2017, could be taken into account in determining whether a Material Adverse Effect has occurred or would reasonably be expected to occur. Further, in addition to the qualifications set forth in the original Merger Agreement, the Amendment qualifies all of our representations and warranties made in the Amended Merger Agreement (including those made in the original Merger Agreement) by all matters set forth in our public filings made with the SEC between January 1, 2014 and April 13, 2017 and any matter known by Abbott or any of Abbott’s representatives prior to April 13, 2017.

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

On June 23, 2016, Abbott and Alere received a request for additional information, or a “supplemental information request,” from the Canadian Competition Bureau, or the Bureau, relating to Abbott’s potential acquisition of Alere. The supplemental information request was issued under the Competition Act of Canada, or the Competition Act. The effect of the supplemental information request is to extend the waiting period imposed by the Competition Act until 30 days after Abbott and Alere have each complied with the supplemental information request, unless the period is extended voluntarily by the parties or terminated sooner by the Bureau. On June 8, 2017, the Bureau notified the parties that it will be requiring a Canadian consent agreement requiring the divestiture of the epoc and Triage product lines. The purchasers and terms of sale need to be approved by the Bureau.

On January 25, 2017, the European Commission approved the merger under the EU Merger Regulation. The approval is conditional on, and the merger may not be completed until, Abbott has entered into binding agreements to divest the epoc and Triage product lines, as well as Alere’s activities relating to the commercialization of BNP assays for use on Beckman-Coulter laboratory analyzers, to one or more purchasers. The purchasers and terms of sale need to be approved by the European Commission.

As of the date of the filing of this Quarterly Report on Form 10-Q, we are not aware of any binding and definitive final agreements that have been entered into to divest any of the epoc product line, Triage product line or Alere’s activities relating to the commercialization of BNP assays for use on Beckman-Coulter analyzers.

On April 20, 2017, the South Korean antitrust authority informed Abbott that it would be expanding its review period by 90 days.

As of the date of the filing of this Quarterly Report on Form 10-Q, antitrust approvals from the FTC, the Bureau and the South Korean antitrust authorities, each of which is required pursuant to the Amended Merger Agreement, have not been obtained.

In connection with the divestiture of any of these businesses, we may need to enter into amendments to existing agreements or enter into new agreements to facilitate such divestitures. The terms of such amendments or new agreements may relate to, among other things, existing agreements with customers to purchase our products or may relate to the amendment to the agreements under which we initially acquired these businesses, including amendments to unresolved earn-out payment provisions. Any such agreement or amendment may require that we negotiate new terms and conditions with customers or with the previous owners of the business, and such terms may not be as advantageous to us as the current contracts or we may require that we incur material charges in connection with such amendments or agreements.

For information relating to the litigation with Abbott and the Settlement Agreement with Abbott, see Note 15(b).

(4) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2017, our cash equivalents consisted of money market funds.

(5) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$103,838	$97,652
Work-in-process	68,471	69,086
Finished goods	150,164	142,182

	$322,473	$308,920

(6) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of net revenue	$396	$479
Research and development	384	398
Sales and marketing	1,854	1,925
General and administrative	7,729	6,800

	10,363	9,602
Benefit for income taxes	493	—

Stock-based compensation, net of tax	$10,856	$9,602

(7) Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016 (As Restated)
Basic and diluted net loss per common share:
Numerator:
Loss from operations	$(64,129)	$(5,972)
Preferred stock dividends	(5,250)	(5,309)

Loss from operations attributable to common shares	(69,379)	(11,281)
Less: Net income attributable to non-controlling interest	183	103

Net loss available to common stockholders	$(69,562)	(11,384)

Denominator:
Weighted-average common shares outstanding – basic and diluted	87,221	$86,646

Basic and diluted net loss per common share:
Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(0.80)	$(0.13)

The following potential dilutive securities were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Denominator:
Options to purchase shares of common stock	6,322	7,378
Conversion shares related to 3% convertible senior subordinated notes	—	3,411
Conversion shares related to Series B convertible preferred stock	10,238	10,239

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	16,560	21,028

(8) Stockholders’ Equity and Non-Controlling Interests

(a) Preferred Stock

For both the three months ended March 31, 2017 and 2016, Series B preferred stock dividends amounted to $5.3 million, which reduced earnings available to common stockholders for purposes of calculating net loss per common share for each of these periods. As of March 31, 2017, $5.3 million of Series B preferred stock dividends was accrued. As of April 15, 2017, payments have been made with respect to all dividends through March 31, 2017.

The Series B preferred stock dividends for the three months ended March 31, 2017 and 2016 were paid in cash in the subsequent quarters.

(b) Changes in Stockholders’ Equity and Non-Controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the three months ended March 31, 2017 is provided below (in thousands):

	Three Months Ended March 31, 2017
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$1,826,992	$4,615	$1,831,607
Issuance of common stock under employee compensation plans	424	—	424
Surrender of common stock to settle taxes on restricted stock units	(5,582)	—	(5,582)
Preferred stock dividends	(5,323)	—	(5,323)
Stock-based compensation expense	10,363	—	10,363
Other adjustments	—	4	4
Net income (loss)	(64,312)	183	(64,129)
Total other comprehensive income	53,259	—	53,259

Equity, end of period	$1,815,821	$4,802	$1,820,623

(9) Business Combinations

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

Our consolidated statements of operations for the three months ended March, 31, 2017 and 2016 included revenue totaling approximately $1.6 million and $0.9 million, respectively, related to this business. Goodwill has been recognized in the acquisition and amounted to approximately $2.1 million, which is not deductible for tax purposes.

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

(10) Restructuring

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
Statement of Operations Caption	2017	2016
Cost of net revenue	$815	$1,267
Research and development	127	1,920
Sales and marketing	10	650
General and administrative	2,078	3,826

Total operating expenses	3,030	7,663
Interest expense, including amortization of original issue discounts and deferred financing costs	1	5

Total charges	$3,031	$7,668

(a)	Restructuring Plans

During 2016, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our manufacturing and supply chain, and research and development groups, as well as closing certain business locations in Europe and the United States. The following table summarizes the restructuring activities, for the three months ended March 31, 2017 and 2016 and since inception for all restructuring plans adopted by us, including the 2016 restructuring plans. Our restructuring plans are disclosed in Note 23 to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (in thousands):

	Three Months Ended March 31,		Since
	2017	2016	Inception
Professional Diagnostics
Severance-related costs	$678	$3,091	$48,101
Facility and transition costs	443	981	16,378
Other exit costs	1	5	834

Cash charges	1,122	4,077	65,313
Fixed asset and inventory impairments	—	398	17,951
Other non-cash charges	—	213	2,160

Total professional diagnostics charges	$1,122	$4,688	$85,424

Corporate and Other
Severance-related costs	$1	$15	$4,624
Facility and transition costs	1,908	2,965	34,879

Total corporate and other charges	$1,909	$2,980	$39,503

Total restructuring charges	$3,031	$7,668	$124,927

We anticipate incurring approximately $12.9 million in additional costs under our 2016 restructuring plans related to our professional diagnostics and corporate and other business segments, primarily related to integration and operational initiatives related to our international supply chain. We may develop additional restructuring plans over the remainder of 2017 and beyond. In addition, we anticipate incurring approximately $2.3 million in additional costs under earlier restructuring plans related to our professional diagnostics and corporate and other business segments, primarily related to the closure of our manufacturing facility in Israel.

(b)	Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $6.4 million is included in accrued expenses and other current liabilities and $0.3 million is included in other long-term liabilities on our accompanying consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2016	$3,339	$7,512	$39	$10,890
Charges	679	2,351	1	3,031
Payments	(766)	(6,443)	(40)	(7,249)
Currency adjustments	15	20	—	35

Balance, March 31, 2017	$3,267	$3,440	$—	$6,707

(11) Long-term Debt

We had the following long-term debt balances outstanding as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
A term loans(1)(2)(3)	$538,372	$544,745
B term loans(1)(2)(3)	950,756	952,664
Revolving loans(1)(2)(3)	125,000	125,000
7.25% Senior notes(2)(3)(4)	443,924	442,709
6.5% Senior subordinated notes(2)(3)	415,813	415,102
6.375% Senior subordinated notes(2)(3)	413,300	412,831
Other lines of credit	1,202	1,124
Other	46,465	46,400

	2,934,832	2,940,575
Less: Short-term debt and current portion of long-term debt	(82,506)	(82,370)

Long-term debt	$2,852,326	$2,858,205

(1)	Incurred under our secured credit facility entered into on June 18, 2015.
(2)	As discussed more fully in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” (i) on March 31, 2016 we were in default under the credit agreement governing our secured credit facility, or the Credit Agreement, and the respective indentures governing our 7.25% senior notes due 2018, or the 7.25% senior notes, our 6.5% senior subordinated notes due 2020, or the 6.5% senior subordinated notes, our 6.375% senior subordinated notes due 2023, or the 6.375% senior subordinated notes, and our 3% convertible senior subordinated notes due 2016, or the 3% convertible senior subordinated notes, as a result of our failure to timely furnish to the holders of such debt our annual financial statements for the year ended December 31, 2015 and (ii) on April 22, 2016, we entered into an amendment to the Credit Agreement and, on May 10, 2016, we obtained consents from the requisite holders of our senior notes and senior subordinated notes (other than holders of our 3% convertible senior subordinated notes) to waive certain defaults and extend the deadline dates for the filing and delivery, as applicable, of our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and certain related deliverables in order to avoid events of default under the Credit Agreement and the indentures governing our notes. As discussed more fully in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” in August 2016 we entered into a further amendment to the Credit Agreement with respect to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 to, among other things, extend the deadline date for such filing. In addition, because we had not filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 at or prior to the time set forth in the indentures governing our outstanding notes, we were also in default thereunder. However, the filing of such Quarterly Report on Form 10-Q on September 6, 2016 cured this default prior to the expiration of the applicable cure periods under the indentures governing our notes.
(3)	As discussed more fully below, due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we were in default under the terms of the Credit Agreement and the indentures governing our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes. In order to avoid events of default and the potential acceleration of the indebtedness under the Credit Agreement, in April 2017 and May 2017 we entered into two separate amendments to the Credit Agreement pursuant to which the lenders thereunder agreed to, among other things, extend the deadlines for delivery of the financial statements for the fiscal year ended December 31, 2016 and the fiscal quarter ended March 31, 2017 and certain related deliverables, as described below. As discussed more fully below, in May 2017, we obtained the consents from holders of our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes to extend the deadlines for delivery of certain financial information and to waive through June 15, 2017 any default or event of default that occurred, is continuing or may occur under the respective indentures under which such notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

(4)	The 7.25% senior notes mature on July 1, 2018, unless earlier redeemed. Upon maturity, we will be required to pay the principal amount of $450 million, plus all accrued and unpaid interest. Management expects that the acquisition of Alere by Abbott pursuant to the terms of the Amended Merger Agreement will take place prior to the maturity date of July 1, 2018 and, if this expectation is correct, the holders of the 7.25% senior notes will have the rights set forth in connection with such transaction as set forth below in this paragraph. In the event that the transactions contemplated by the Amended Merger Agreement do not close, we expect that we would be able to pay such principal and accrued interest by one or a combination of the following: refinancing such indebtedness as we have done in the past, using available cash resources, or utilizing amounts available under the revolving credit facility. If a change of control occurs, subject to specified conditions, we must give holders of the 7.25% senior notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the purchase. The merger under the Amended Merger Agreement, as described in Note 3 above will, if consummated, constitute a change of control under the indenture governing the 7.25% senior notes.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Secured credit facility (1)(2)	$18,730	$17,043
7.25% Senior notes (2)	9,372	8,524
6.375% Senior subordinated notes (2)	7,242	7,003
6.5% Senior subordinated notes (2)	7,617	7,231
3% Convertible senior subordinated notes	—	1,244
Other	222	1,061

	$43,183	$42,106

(1)	Includes “A” term loans, “B” term loans, and revolving line of credit loans.
(2)	For the three months ended March 31, 2017, the amounts include $2.1 million related to the amortization of fees paid for certain debt modifications, of which there were none in the same period of 2016.

April 2017 Amendment to Credit Facility

On April 24, 2017, we entered into a Third Amendment to the Credit Agreement for our secured credit facility, dated as of June 18, 2015, among the Company, the several lenders from time to time party thereto, the Administrative Agents (as defined in the Credit Agreement) and certain other agents and arrangers. Pursuant to the Third Amendment, the lenders under the Credit Agreement have agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or may occur after April 24, 2017, resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 by the applicable deadline under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of our review described in our Current Report on Form 8-K as filed with the SEC on April 17, 2017, or the April 8-K, as a result of our incorrect recognition of revenue transactions at our South Korean and Japanese locations for certain fiscal periods set forth in the Third Amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the review described in the April 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions at our South Korean and Japanese locations for certain fiscal periods set forth in the Third Amendment and (ii) extend the deadlines for delivery of the financial statements for the fiscal year ended December 31, 2016, and certain related deliverables, or the Financial Reports. In connection with the Third Amendment, we agreed to pay, among other fees and expenses, to each lender that approved the Third Amendment a consent fee of 0.125% of the sum of (i) the aggregate principal amount of such lender’s Term Loans (as defined in the Credit Agreement) outstanding on the effective date of the Third Amendment and (ii) such lender’s Revolving Credit Commitment (as defined in the Credit Agreement) in effect on the effective date of the Third Amendment. We incurred approximately $3.3 million in fees and expenses associated with this Third Amendment.

May 2017 Consent Solicitation for Notes

On May 1, 2017, we commenced consent solicitations relating to the Notes. On May 4, 2017, we made certain modifications to the consent solicitations, which are reflected herein. We solicited consents from holders of each series of Notes to extend the deadline for delivery of certain financial information and to waive through and until 5:00 p.m., New York City time, on June 15, 2017, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Fiscal Year 2016 Failure to File. If we did not file the Annual Report on Form 10-K for 2016 and if we had failed to obtain the waivers requested pursuant to the consent solicitations, in each case on or before (i) May 16, 2017, with respect to the 7.25% Senior Notes, (ii) May 19, 2017, with respect to the 6.5% Senior Subordinated Notes, and (iii) June 2, 2017, with respect to the 6.375% Subordinated Notes, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustees or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated May 1, 2017, as supplemented, we offered to pay to each holder of Notes, as of April 28, 2017, a cash payment equal to $17.50 for each $1,000 principal amount of such holder’s Notes, or the Consent Fee, in respect of which the holder validly delivered (and did not validly revoke) a consent prior to 5:00 p.m. New York City time, on May 5, 2017 (such time and date, the Expiration Date), provided that we received and accepted the requisite consents for all series of Notes. If, at any time prior to 9:30 a.m., New York City time, on May 8, 2017, we filed with the SEC the Annual Report on Form 10-K and we terminated the consent solicitations, we would pay to each holder of each series of Notes who delivered (and did not revoke) a valid and duly executed consent prior to the Expiration Date a cash payment, in lieu of the Consent Fee, equal to $10.00 for each $1,000 principal amount of Notes for which such Holder delivered its Consent, or the Consent Termination Fee. On May 8, 2017, we successfully completed this solicitation and, in connection with the completion, we paid the Consent Fee to the consenting holders in an aggregate amount of approximately $23.0 million. We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and certain related deliverables prior to the June 15, 2017 deadline as established pursuant to this consent solicitation.

May 2017 Amendment to Credit Facility

On May 30, 2017, we entered into a fourth amendment to the Credit Agreement pursuant to which the lenders under the Credit Agreement agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or occur after May 30, 2017, resulting from, among other things, (x) failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 and the fiscal quarter ended March 31, 2017, in each case, by the applicable deadlines under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of the Company’s review described in our Current Report on Form 8-K (as filed with the SEC on May 22, 2017), or the May 8-K, as a result of our incorrect recognition of revenue transactions for certain fiscal periods set forth in the amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered that is discovered as part of the review described in the May 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions for certain fiscal periods set forth in the fourth amendment, (ii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal year ended December 31, 2016, to the earlier of (A) July 15, 2017, and (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures governing our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver such financial statements and (iii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal quarter ended March 31, 2017 to the earliest of (A) the date that is ten business days after delivery of the financial statements for the fiscal year ended December 31, 2016, (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures governing our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver the financial statements for the fiscal quarter ended March 31, 2017 and (C) July 28, 2017. In connection with this amendment, we agreed to pay, among other fees and expenses, to the lenders that approved the amendment a consent fee of 0.25% of the sum of such lender’s (i) aggregate principal amount of its Term Loans outstanding and (ii) Revolving Credit Commitment (each as defined in the Credit Agreement in effect on the effective date of the fourth amendment). We incurred approximately $5.4 million in fees and expenses associated with this Fourth Amendment. We delivered the financial statements for the fiscal year ended December 31, 2016 and March 31, 2017 and certain related deliverables prior to the deadlines as set forth in this amendment.

June 2017 Consent Solicitation for Notes

On June 1, 2017, we commenced consent solicitations relating to each series of our Notes. We solicited consents from holders of each series of Notes to further extend the deadline for delivery of certain financial information and to waive, in each case (i) through and until 5:00 p.m., New York City time, on August 4, 2017 (such time and date, the “First Waiver Date”), (ii) through and until 5:00 p.m., New York City time, on September 5, 2017 (such time and date, the “Second Waiver Date”) if uncured immediately prior to the First Waiver Date, and (iii) through and until 5:00 p.m., New York City time, on October 4, 2017 (such time and date, the

“Third Waiver Date”) if uncured immediately prior to the Second Waiver Date, any default or event of default that occurred, is continuing or may occur under the indentures (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, the 2016 Form 10-K (the “Fiscal Year 2016 10-K Failure to File”) and the Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Failure to File” and, together with the Fiscal Year 2016 10-K Failure to File, the “Failures to File”). If we had not filed our Annual Report on Form 10-K for 2016 by June 15, 2017, an event of default would have arisen under the respective series of notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustee or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated as of June 1, 2017, and provided that we receive and accept the requisite consents for all series of Notes, we offered to pay to each holder of Notes as of 5:00 p.m., New York City time, on May 31, 2017, (1) a cash payment promptly following the Expiration Date (as defined below) equal to: $20.00 for each $1,000 principal amount of 6.375% Notes for which such holder delivered its consent (the “6.375% Notes First Consent Fee”), $15.00 for each $1,000 principal amount of 6.500% Notes for which such holder delivered its consent (the “6.500% Notes First Consent Fee”) and $12.50 for each $1,000 principal amount of 7.250% Notes for which such holder delivered its consent (the “7.250% Notes First Consent Fee” and, together with the 6.375% Notes First Consent Fee and the 6.500% Notes First Consent Fee, the “First Consent Fees” and each a “First Consent Fee”) and (2) if any default or event of default remains uncured immediately prior to the First Waiver Date in connection with the Failures to File, an additional cash payment on or prior to the First Waiver Date (with respect to each series of Notes, the “Second Consent Fee”), equal to $5.00 for each $1,000 principal amount of Notes and (3), if any default or event of default remains uncured immediately prior to the Second Waiver Date in connection with the Failures to File, an additional cash payment on or prior to the Second Waiver Date (with respect to each series of Notes, the “Third Consent Fee”), equal to $7.50 for each $1,000 principal amount of Notes, in each case in respect of which the holder validly delivers (and does not validly revoke) a consent prior to 5:00 p.m. New York City time, on June 7, 2017 (such time and date, as amended, extended or otherwise modified, the “Expiration Date”), provided that we received and accepted the requisite consents for all series of Notes. We filed our Annual Report on Form 10-K for 2016 on June 5, 2017, and we terminated this consent solicitation on June 5, 2017 and, in connection with this termination, we offered to pay a termination fee cash payment equal to $1.00 for each $1,000 principal amount of Notes (the “Termination Fee”) for which holders either (1) had delivered a valid, duly executed and unrevoked consent pursuant to the Consent Solicitation Statement prior to the termination of the consent solicitation, or (2) delivered a valid, duly executed and unrevoked consent pursuant to the Consent Solicitation Statement prior to 5:00 p.m., New York City time, on June 7, 2017. On June 8, 2017, we paid the Termination Fee to the consenting holders in an aggregate amount of approximately $1.3 million.

As of March 31, 2017, other than with respect to the delayed delivery of SEC filings for the fiscal year ended December 31, 2016 and the quarter ended March 31, 2017 and related deliverables as described in the preceding paragraphs, we were in compliance with all of our obligations and covenants under the Credit Agreement and the indentures governing our Notes.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$540	$540	$—	$—

Total assets	$540	$540	$—	$—

Liabilities:
Contingent consideration obligations (1)	$43,400	$—	$—	$43,400

Total liabilities	$43,400	$—	$—	$43,400

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$76	$76	$—	$—

Total assets	$76	$76	$—	$—

Liabilities:
Contingent consideration obligations (1)	$43,200	$—	$—	$43,200

Total liabilities	$43,200	$—	$—	$43,200

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations within general and administrative expenses. See Note 15(a) Commitments and Contingences for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2017 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2016	$43,200
Payments	(287)
Fair value adjustments	489
Foreign currency adjustments	(2)

Fair value of contingent consideration obligations, March 31, 2017	$43,400

At March 31, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt (including the current portion) were $2.9 billion and $3.0 billion, respectively, at March 31, 2017. The carrying amount and estimated fair value of our long-term debt (including the current portion) were, in each case, $2.9 billion at December 31, 2016. The estimated fair value of our long-term debt was determined using information derived from available market sources (Level 2 in the fair value hierarchy), including open-market trades and market quotes observed at or near period end, and may not be representative of actual values that could have been or will be realized in the future.

(13) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our operating segments are currently (i) professional diagnostics; (ii) consumer diagnostics; and (iii) other non-reportable. Our corporate and other segment consists primarily of corporate expenses and assets that are not used in assessing operating segment performance and are necessary to reconcile the operating segments’ performance to the consolidated results. In January 2015, we sold our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that was retained by Alere was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two operating segments: (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, beginning in the Annual Report on Form 10-K for 2016, we now report our Alere Home Monitoring business as a separate operating segment under the heading “other non-reportable segment.” Alere Home Monitoring distributes PT/INR coagulation monitors and facilitates the distribution of equipment and supplies to power and control customers’ implanted ventricular assist devices, or VADs, as well as telemonitoring services that allows VAD coordinators to monitor patients soon after discharge and receive alerts when critical patient values fall outside pre-established ranges. The information provided in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect this change.

Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segments	Corporate and Other	Total
Three Months Ended March 31, 2017:
Net revenue	$534,317	$17,240	$36,659	$—	$588,216
Operating income (loss)	$88,957	$71	$6,616	$(100,666)	$(5,022)
Depreciation and amortization	$54,289	$1,155	$3,188	$2,302	$60,934
Restructuring charge	$1,122	$—	$—	$1,909	$3,031
Stock-based compensation	$—	$—	$—	$10,363	$10,363

	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segments	Corporate and Other	Total
Three Months Ended March 31, 2016:
Net revenue, as restated	$534,513	$17,442	$34,985	$—	$586,940
Operating income (loss), as restated	$80,356	$167	$6,238	$(54,484)	$32,277
Depreciation and amortization	$63,673	$1,499	$5,159	$2,173	$72,504
Restructuring charge	$4,688	$—	$—	$2,980	$7,668
Stock-based compensation	$—	$—	$—	$9,602	$9,602

Assets:
As of March 31, 2017	$5,170,280	$177,686	$88,366	$237,537	$5,673,869
As of December 31, 2016	$5,199,806	$175,362	$87,193	$185,918	$5,648,279

The following table summarizes our net revenue from the professional diagnostics reporting segment by groups of similar products and services for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016 (As Restated)
Cardiometabolic	$125,176	$159,663
Infectious disease	222,934	191,956
Toxicology	150,637	146,783
Other	32,928	33,382

Total professional diagnostics net product sales and services revenue	531,675	531,784
License and royalty revenue	2,642	2,729

Total professional diagnostics net revenue	$534,317	$534,513

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

We had a net payable to SPD of $4.7 million as of March 31, 2017 and $3.7 million as of December 31, 2016. The $4.7 million net payable balance as of March 31, 2017 is net of a receivable of approximately $1.2 million for costs incurred in connection with our 2008 SPD-related restructuring plans. The $3.7 million net payable balance as of December 31, 2016 is net of a receivable of approximately $1.2 million for costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $6.2 million and $6.1 million as of March 31, 2017 and December 31, 2016, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture have been classified as other receivables within prepaid and other current assets on our consolidated balance sheets in the amounts of $8.2 million and $7.5 million as of March 31, 2017 and December 31, 2016, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $18.1 million and $17.7 million during the three months ended March 31, 2017 and 2016, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

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

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	March 31, 2017	December 31, 2016
Accounts receivable, net of allowances	$7,104	$7,855
Prepaid expenses and other current assets	$8,231	$7,486
Other non-current assets	$6,228	$6,122
Accounts payable	$32,413	$34,216

As previously disclosed, SPD is currently involved in civil litigation brought by a competitor in the United States with respect to the advertising of one of SPD’s products in the United States. The district court issued an injunction with respect to sales and advertising of such product and determined that SPD violated certain laws with respect to the advertising of such product. SPD’s appeal of this decision was unsuccessful. The competitor’s request for damages is now pending before the district court. In addition, a class action lawsuit was filed against SPD and P&G in the United States District Court for the Central District of California alleging violations of certain laws in connection with the sales and advertising of one of SPD’s products, which claims are based on similar grounds as those described above. On August 19, 2016, the class action lawsuit was dismissed with prejudice. The plaintiffs appealed the district court’s decision but, on March 30, 2017, the case was voluntarily dismissed upon initiation of the plaintiff. There may be additional lawsuits against SPD or us relating to this matter in the future. The ultimate resolution of the matter, including the amount of any damages that may be required to be paid, is not known at this time, nor is the potential impact that any pending litigation or future litigation may have on SPD or us, including whether any such resolution or any damages imposed by a court would have a material adverse impact on SPD and, ultimately, by virtue of our 50% interest in SPD, on our financial position or results of operations.

(b) Entrustment Loan Arrangement with SPD Shanghai

Our subsidiary Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD’s subsidiary SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23.0 million (approximately $3.3 million at March 31, 2017), in order to finance the latter’s short-term working capital needs, with the HSBC Shanghai Branch, or HSBC. The agreement governs the setting up of an Entrustment Loan Account with HSBC, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to HSBC of amounts borrowed from HSBC by SPD Shanghai. The Alere Shanghai HSBC account is recorded as restricted cash on our balance sheet and amounted to $3.3 million at March 31, 2017.

(c) TechLab

On September 16, 2016, we sold our 49% interest in TechLab Inc., a company that provides diagnostic testing products used by physicians and other health care customers to diagnose, treat, and monitor intestinal diseases and other medical conditions. Prior to this sale, we accounted for this interest in TechLab as an equity method investment. Alere served as a distributor of TechLab products prior to the September 16, 2016 sale and will remain the principal global distributor of TechLab products pursuant to the terms of a distribution agreement with TechLab. We made product purchases from TechLab of $4.6 million during the three months ended March 31, 2016.

(15) Commitments and Contingencies

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

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of March 31, 2017	Remaining Earn-out Period as of March 31, 2017		Estimated Fair Value as of March 31, 2017	Estimated Fair Value as of December 31, 2016	Payments Made During 2017
TwistDx, Inc.(1)	March 11, 2010	$35,600	$102,535	2017 – 2025	(3)	$36,300	$35,700	$159
Epocal(2)	February 1, 2013	$75,000	$15,375	2017 – 2018		3,000	3,000	—
Other	Various	$30,373	$—			4,100	4,500	128

						$43,400	$43,200	$287

(1)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain revenue and product development targets through 2025.
(2)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(3)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.

(b) Legal Proceedings

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

Settlement Agreement relating to the Amended Merger Agreement

Concurrently with the execution of the Merger Agreement Amendment on April 13, 2017, Alere and Abbott entered into a settlement agreement, or the Settlement Agreement. The Settlement Agreement released claims arising out of or related to the merger, and resolved the parties’ litigation that had been pending in Delaware Chancery Court. The Settlement Agreement provided reciprocal releases, except for any potential antitrust claims by Alere to the extent they relate to developments after August 25, 2016, which would not be released until the parties obtain all consents and regulatory clearances necessary for closing. Abbott’s potential claims based on information not excluded from the definition of Material Adverse Effect in the Amended Merger Agreement were also not released. Finally, the Settlement Agreement provided for dismissal of the Delaware litigation with prejudice, with the exception of the non-released antitrust claims, which were dismissed without prejudice.

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

On December 27, 2016, Arriva Medical filed an appeal for an administrative law judge, or ALJ, hearing seeking to permanently reinstate Arriva’s Medicare enrollment status retroactive to the November 4, 2016 revocation date. On April 25, 2017, the ALJ upheld CMS’s revocation of Arriva Medical’s Medicare enrollment. On June 7, 2017, Arriva Medical has timely appealed the ALJ decision to the Department Appeals Board.

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

In May 2012, we also received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are responding to the investigation, which is ongoing. We have been engaged in discussions with the government about this matter, including a resolution of potential related False Claims Act and common law liability exposure for the products under review. As a result of these discussions, management accrued, as of December 31, 2016, an aggregate of $35.0 million for potential liability of the claims related to this matter. We would need to obtain certain approvals before we could agree to any proposed resolution. There can be no assurance that future discussions with the government to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them. Based on the ongoing uncertainties and potentially wide range of outcomes associated with any potential resolution of the matter under investigation by the OIG, the ultimate amount of potential liability may materially exceed the $35.0 million accrual we have established.

INRatio Class Actions

On May 26, 2016, a class action lawsuit captioned Dina Andren and Sidney Bludman v. Alere Inc., et al., was filed against us in the United States District Court for the Southern District of California. This class action purports to assert claims against us under several legal theories, including fraud, breach of warranty, unjust enrichment and violation of applicable unfair competition/business practice statutes in connection with the manufacturing, marketing and sale of our INRatio products. The plaintiffs seek to represent a proposed class of all persons who purchased, rented or otherwise paid for the INRatio system during the period January 1, 2009 to May 26, 2016 in the United States, or alternatively, California, Maryland, New York, Colorado, Florida, Georgia and Pennsylvania. The plaintiffs seek restitution and damages allegedly resulting from inaccurate PT/INR readings and from the purchase of devices that claimants say they would not have purchased had they known of the alleged propensity of these devices to yield inaccurate PT/INR results. Among other things, the plaintiffs seek a refund of money spent on INRatio products and unspecified compensatory damages, injunctive relief, attorneys’ fees and costs. Several of the state classes also seek statutory penalties. Plaintiffs state that they do not seek recovery for personal injury.

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

Claims in the Ordinary Course and Other Matters

We are also party to certain other legal proceedings and other governmental investigations, or are requested to provide information in connection with such proceedings or investigations. For example, in December 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. We are cooperating with this investigation and are providing documents in response to the subpoena. We and our subsidiary, Arriva Medical, LLC, are also in the process of responding to Civil Investigative Demands, or CIDs, from the United States Attorney’s office for the Middle District of Tennessee and the U.S. Department of Justice in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The most recent of the CIDs related to this matter was received in May 2017. The CIDs request patient and insurance billing and medical records, records related to interactions with third parties, and correspondence related to the same, communications with customers and terms of sale for diabetic products, dating back to January 2010. In an unrelated matter, in January 2017, our subsidiary Alere Home Monitoring, Inc., which offers home self-testing anticoagulation monitoring and VAD services and products, received a CID from the United States Attorney’s Office for the District of Massachusetts. The January 2017 CID, which covers similar subject matter to a letter request from the Department of Justice Civil Division dating back to June 2015, is broad in scope, but is understood to be primarily focused on obtaining records and information about Alere Home Monitoring, Inc.’s billing practices and policies relating to the frequency at which PT/INR self-testing is prescribed and performed since 2006. In addition, in March 2017, Alere Home Monitoring, Inc. received a second letter request from the Department of Justice Civil Division seeking additional information regarding billing frequencies of PT/INR self-testing beyond the original scope of the June 2015 request. We are cooperating with these various unrelated investigations and are providing documents and information responsive to each of the CIDs and letter requests. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on us or our subsidiaries.

As previously disclosed, we received a U.S. Department of Justice criminal subpoena addressed to Alere Toxicology Services, Inc. on July 1, 2016 which seeks records related to Medicare, Medicaid and Tricare billings dating back to 2010 for specific patient samples tested at our Austin, Texas pain management laboratory and payments made to physicians. On June 8, 2017 we were informed that the U.S. Department of Justice is closing this investigation without taking any action against the Company or Alere Toxicology Services, Inc.

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

Our businesses may also be subject at any time to other commercial disputes, product liability claims, personal injury claims, including claims arising from or relating to product recalls, negligence claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, disputes regarding the payment of contingent consideration obligations and we expect that this will continue to be the case in the future. For example, several individuals have filed suits against us alleging personal injury claims in connection with the use of our INRatio products (which are in addition to the class action suits described above). In addition, the former shareholders of Ionian Technologies Inc. filed a lawsuit against us in May 2017 alleging, among other things, that they are owed $30.0 million in earn-out payments under the agreement pursuant to which we acquired Ionian Technologies.

Such lawsuits or claims generally seek damages or reimbursement, sometimes in substantial amounts. There are possible unfavorable outcomes related to litigation or governmental investigations that could materially impact our business, results of operations, financial condition, and cash flows.

(16) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that we adopt on or before the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position, results of operations, comprehensive income or cash flows upon adoption. Please also see Note 5(w), Recent Accounting Pronouncements, to our consolidated financial statements included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued Standards

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07. ASU 2017-07 improves the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted within the first interim period. The amendments should be applied using a retrospective transition method for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the impact of the adoption of ASU 2017-07 on our consolidated financial statements.

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

Recently Adopted Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions including income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. Effective January 1, 2017, we adopted ASU 2016-09. The adoption of ASU 2016-09 had the following impact on our consolidated financial statements:

•	All excess tax benefits or tax deficiencies are now recognized as income tax benefit or expense as applicable. Previously, we recorded the benefit or expense to additional paid-in capital. The tax benefit recorded in our consolidated statement of operations for the first quarter of 2017 was $0.1 million. The standard requires prospective presentation of this tax benefit. We also elected to adopt the cash flow presentation of the excess tax benefit prospectively commencing in the first quarter of 2017. The tax benefit (or expense) is required to be classified as an operating activity in the statement of cash flows. Previously, it was required to be classified within financing activities.

•	All cash payments made to taxing authorities on the employees’ behalf for withheld shares are now presented as financing activities on the statement of cash flows. Previously, it was required to be classified within operating activities. This change was applied retrospectively with a reclassification of $1.4 million from operating to financing activities during the three months ended March 31, 2016.

We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this guidance had a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, or ASU 2016-07. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-07 also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted. Effective January 1, 2017, we adopted ASU 2016-07. The adoption of ASU 2016-07 did not have a significant impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires an entity to measure in-scope inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. A reporting entity should apply ASU 2015-11 prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Effective January 1, 2017, we adopted ASU 2015-11. The adoption of ASU 2015-11 did not have a significant impact on our consolidated financial statements.

(17) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $5.0 million and $4.6 million during the three months ended March 31, 2017 and 2016, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods and elimination of intercompany profit in inventory related to sales from Alere to SPD which is reflected in SPD’s net income.

(b) TechLab

We recorded earnings of $0.2 million and $0.5 million during the three months ended March 31, 2017 and 2016, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

On September 16, 2016, we completed the sale of our 49% interest in the TechLab business and, in connection with such sale, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million.

Summarized financial information for SPD (and TechLab on a combined basis for the three months ended March 31, 2016) is as follows (in thousands):

	Three Months Ended March 31,
Combined Condensed Results of Operations:	2017	2016
Net revenue	$45,392	$53,434

Gross profit	$35,133	$36,219

Net income after taxes	$10,048	$10,141

Combined Condensed Balance Sheet:	March 31, 2017	December 31, 2016
Current assets	$85,888	$75,248
Non-current assets	21,246	20,578

Total assets	$107,134	$95,826

Current liabilities	$43,890	$44,234
Non-current liabilities	3,945	3,875

Total liabilities	$47,835	$48,109

The dividends we received in cash as a return from capital from our equity investments have been included in cash flows from investing activities in our consolidated statements of cash flows for all the periods presented.

(18) Impairment and (Gain) Loss on Dispositions, Net

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

The financial results for the above business are immaterial to our consolidated financial results.

(19) Provision (Benefit) for Income Taxes

The provision for income taxes increased by $18.8 million to $18.6 million for the three months ended March 31, 2017, from a benefit of $0.2 million for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 and 2016, was (37%) and 2%, respectively.

The Company determines its estimated annual effective tax rate at the end of each interim period based on forecasted pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effect of significant unusual or extraordinary items is discretely reflected in the period in which they occur. Our estimated annual effective tax rate is calculated based on forecasted pre-tax income (loss) across various jurisdictions, and can change based on the mix of jurisdictional pre-tax income (loss) and other factors.

Our $0.2 million income tax benefit for the three months ended March 31, 2016 is primarily related to foreign incomes taxes based on forecasted and year-to-date pre-tax foreign income (loss) by jurisdiction offset by U.S. federal and state income tax benefits based on forecasted and year-to-date pre-tax U.S. federal and state income (loss). Our $18.6 million income tax provision for the three months ended March 31, 2017 is primarily related to foreign incomes taxes based on forecasted and year-to-date pre-tax foreign income by jurisdiction as well as U.S. federal and state income taxes in connection with the increase of deferred tax liabilities on indefinite-lived intangible assets and certain other state income taxes. As of December 31, 2016, we recorded a valuation allowance due to uncertainties related to the future benefits and realization of our deferred tax assets related to U.S. federal and state net deferred tax assets and as such no U.S. federal and state income tax benefits were recorded related to the pre-tax U.S. federal and state loss during the three months ended March 31, 2017.

(20) Guarantor Financial Information

Our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes are guaranteed by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2017 and December 31, 2016, the related statements of operations, statements of comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2017 and 2016, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

The quantitative impacts of the Restatement on the guarantor financial information are included in Note 29 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2017

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$263,294	$272,910	$(72,759)	$463,445
Services revenue	—	109,531	12,598	—	122,129

Net product sales and services revenue	—	372,825	285,508	(72,759)	585,574
License and royalty revenue	—	3,730	854	(1,942)	2,642

Net revenue	—	376,555	286,362	(74,701)	588,216

Cost of net product sales	1,139	131,757	161,862	(64,927)	229,831
Cost of services revenue	45	76,484	7,588	(8,218)	75,899

Cost of net product sales and services revenue	1,184	208,241	169,450	(73,145)	305,730
Cost of license and royalty revenue	—	—	2,702	(1,942)	760

Cost of net revenue	1,184	208,241	172,152	(75,087)	306,490

Gross profit (loss)	(1,184)	168,314	114,210	386	281,726
Operating expenses:
Research and development	1,220	17,890	7,174	—	26,284
Sales and marketing	1,925	48,344	43,922	—	94,191
General and administrative	94,300	34,522	37,764	(313)	166,273
Impairment and (gain) loss on dispositions, net	—	—	—	—	—

Operating income (loss)	(98,629)	67,558	25,350	699	(5,022)
Interest expense, including amortization of original issue discounts and deferred financing costs	(42,961)	(1,877)	(2,278)	3,933	(43,183)
Other income (expense), net	2,577	1,552	(2,711)	(3,934)	(2,516)

Income (loss) before provision for income taxes	(139,013)	67,233	20,361	698	(50,721)
Provision for income taxes	13,547	—	5,062	—	18,609

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(152,560)	67,233	15,299	698	(69,330)
Equity in earnings of subsidiaries, net of tax	88,202	—	—	(88,202)	—
Equity earnings of unconsolidated entities, net of tax	229	—	4,972	—	5,201

Net income (loss)	(64,129)	67,233	20,271	(87,504)	(64,129)
Less: Net income attributable to non-controlling interests	—	—	183	—	183

Net income (loss) attributable to Alere Inc. and Subsidiaries	(64,129)	67,233	20,088	(87,504)	(64,312)
Preferred stock dividends	(5,250)	—	—	—	(5,250)

Net income (loss) available to common stockholders	$(69,379)	$67,233	$20,088	$(87,504)	$(69,562)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2016

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$224,380	$305,568	$(61,446)	$468,502
Services revenue	—	104,484	11,225	—	115,709

Net product sales and services revenue	—	328,864	316,793	(61,446)	584,211
License and royalty revenue	—	2,920	2,558	(2,749)	2,729

Net revenue	—	331,784	319,351	(64,195)	586,940

Cost of net product sales	114	124,758	169,845	(53,393)	241,324
Cost of services revenue	—	72,495	8,040	(7,435)	73,100

Cost of net product sales and services revenue	114	197,253	177,885	(60,828)	314,424
Cost of license and royalty revenue	—	17	4,123	(2,749)	1,391

Cost of net revenue	114	197,270	182,008	(63,577)	315,815

Gross profit (loss)	(114)	134,514	137,343	(618)	271,125
Operating expenses:
Research and development	4,134	14,459	8,469	—	27,062
Sales and marketing	1,336	54,465	44,839	—	100,640
General and administrative	44,615	33,186	37,155	—	114,956
Impairment and (gain) loss on dispositions, net	—	—	(3,810)	—	(3,810)

Operating income (loss)	(50,199)	32,404	50,690	(618)	32,277
Interest expense, including amortization of original issue discounts and deferred financing costs	(41,087)	(2,652)	(3,067)	4,700	(42,106)
Other income (expense), net	1,988	2,502	(1,139)	(4,700)	(1,349)

Income (loss) before provision (benefit) for income taxes	(89,298)	32,254	46,484	(618)	(11,178)
Provision (benefit) for income taxes	(54)	250	(368)	—	(172)

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(89,244)	32,004	46,852	(618)	(11,006)
Equity in earnings of subsidiaries, net of tax	82,591	—	—	(82,591)	—
Equity earnings of unconsolidated entities, net of tax	681	—	4,581	(228)	5,034

Net income (loss)	(5,972)	32,004	51,433	(83,437)	(5,972)
Less: Net income attributable to non-controlling interests	—	—	103	—	103

Net income (loss) attributable to Alere Inc. and Subsidiaries	(5,972)	32,004	51,330	(83,437)	(6,075)
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income (loss) available to common stockholders	$(11,281)	$32,004	$51,330	$(83,437)	$(11,384)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2017

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(64,129)	$67,233	$20,271	$(87,504)	$(64,129)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	27	164	53,180	(41)	53,330
Minimum pension liability adjustment	—	—	(71)	—	(71)

Other comprehensive income, before tax	27	164	53,109	(41)	53,259

Other comprehensive income	27	164	53,109	(41)	53,259

Comprehensive income (loss)	(64,102)	67,397	73,380	(87,545)	(10,870)
Less: Comprehensive income attributable to non-controlling interests	—	—	183	—	183

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(64,102)	$67,397	$73,197	$(87,545)	$(11,053)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2016

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,972)	$32,004	$51,433	$(83,437)	$(5,972)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	115	(129)	22,207	—	22,193
Minimum pension liability adjustment	—	—	155	—	155

Other comprehensive income (loss), before tax	115	(129)	22,362	—	22,348

Other comprehensive income (loss)	115	(129)	22,362	—	22,348

Comprehensive income (loss)	(5,857)	31,875	73,795	(83,437)	16,376
Less: Comprehensive income attributable to non-controlling interests	—	—	103	—	103

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(5,857)	$31,875	$73,692	$(83,437)	$16,273

CONSOLIDATING BALANCE SHEET

March 31, 2017

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$215,718	$4,168	$381,586	$—	$601,472
Restricted cash	814	—	52,329	—	53,143
Marketable securities	—	83	457	—	540
Accounts receivable, net of allowances	—	182,775	204,912	—	387,687
Inventories, net	—	162,740	183,813	(24,080)	322,473
Prepaid expenses and other current assets	21,817	23,570	67,839	4,602	117,828
Intercompany receivables	383,305	1,106,663	110,136	(1,600,104)	—

Total current assets	621,654	1,479,999	1,001,072	(1,619,582)	1,483,143
Property, plant and equipment, net	23,061	241,058	180,798	(5,115)	439,802
Goodwill	—	1,823,446	957,654	—	2,781,100
Other intangible assets with indefinite lives	—	7,472	14,705	(59)	22,118
Finite-lived intangible assets, net	2,362	487,478	298,425	(3,200)	785,065
Restricted cash	—	—	2,355	—	2,355
Other non-current assets	463	1,739	12,946	(808)	14,340
Investments in subsidiaries	3,554,484	158,631	57,651	(3,770,766)	—
Investments in unconsolidated entities	875	14,765	47,932	15,655	79,227
Deferred tax assets	—	—	59,811	(37,336)	22,475
Non-current income tax receivable	4,580	—	39,664	—	44,244
Intercompany notes receivables	1,677,641	633,767	3,000	(2,314,408)	—

Total assets	$5,885,120	$4,848,355	$2,676,013	$(7,735,619)	$5,673,869

LIABILITIES AND EQUITY
Current liabilities:

Short-term debt and current portion of long-term debt	$40,073	$4	$42,429	$—	$82,506
Current portion of capital lease obligations	—	1,433	1,468	—	2,901
Accounts payable	56,545	77,416	77,469	—	211,430
Accrued expenses and other current liabilities	146,351	133,109	171,964	(34,977)	416,447
Intercompany payables	505,213	860,907	233,912	(1,600,032)	—

Total current liabilities	748,182	1,072,869	527,242	(1,635,009)	713,284

Long-term liabilities:
Long-term debt, net of current portion	2,847,092	—	5,234	—	2,852,326
Capital lease obligations, net of current portion	—	1,732	4,942	—	6,674
Deferred tax liabilities	—	61,928	58,817	81	120,826
Other long-term liabilities	94,324	44,941	21,679	(808)	160,136
Intercompany notes payables	379,701	1,188,611	746,096	(2,314,408)	—

Total long-term liabilities	3,321,117	1,297,212	836,768	(2,315,135)	3,139,962

Total stockholders’ equity	1,815,821	2,478,274	1,307,201	(3,785,475)	1,815,821
Non-controlling interests	—	—	4,802	—	4,802

Total equity	1,815,821	2,478,274	1,312,003	(3,785,475)	1,820,623

Total liabilities and equity	$5,885,120	$4,848,355	$2,676,013	$(7,735,619)	$5,673,869

CONSOLIDATING BALANCE SHEET

December 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$167,639	$3,161	$396,415	$—	$567,215
Restricted cash	1,337	—	50,213	—	51,550
Marketable securities	—	76	—	—	76
Accounts receivable, net of allowances	—	186,067	227,468	—	413,535
Inventories, net	—	168,736	163,967	(23,783)	308,920
Prepaid expenses and other current assets	15,983	22,318	68,748	11,558	118,607
Intercompany receivables	390,328	1,008,767	204,587	(1,603,682)	—

Total current assets	575,287	1,389,125	1,111,398	(1,615,907)	1,459,903
Property, plant and equipment, net	25,525	243,755	176,618	(4,708)	441,190
Goodwill	—	1,822,290	937,076	—	2,759,366
Other intangible assets with indefinite lives	—	7,457	19,765	(58)	27,164
Finite-lived intangible assets, net	2,490	507,060	299,227	(3,200)	805,577
Restricted cash	—	—	2,171	—	2,171
Other non-current assets	509	2,267	13,060	(870)	14,966
Investments in subsidiaries	3,409,001	158,195	57,650	(3,624,846)	—
Investments in unconsolidated entities	684	14,765	42,523	14,253	72,225
Deferred tax assets	—	—	57,819	(37,336)	20,483
Non-current income tax receivable	4,580	—	40,654	—	45,234
Intercompany notes receivables	1,757,723	709,965	744	(2,468,432)	—

Total assets	$5,775,799	$4,854,879	$2,758,705	$(7,741,104)	$5,648,279

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$40,072	$—	$42,298	$—	$82,370
Current portion of capital lease obligations	—	1,560	1,504	—	3,064
Accounts payable	35,591	78,981	81,307	—	195,879
Accrued expenses and other current liabilities	65,582	133,506	223,778	(28,023)	394,843
Intercompany payables	485,573	859,924	258,154	(1,603,651)	—

Total current liabilities	626,818	1,073,971	607,041	(1,631,674)	676,156

Long-term liabilities:
Long-term debt, net of current portion	2,852,978	—	5,227	—	2,858,205
Capital lease obligations, net of current portion	—	2,029	5,192	—	7,221
Deferred tax liabilities	—	51,314	67,702	82	119,098
Other long-term liabilities	91,042	44,563	21,257	(870)	155,992
Intercompany notes payables	377,969	1,274,419	816,044	(2,468,432)	—

Total long-term liabilities	3,321,989	1,372,325	915,422	(2,469,220)	3,140,516

Total stockholders’ equity	1,826,992	2,408,583	1,231,627	(3,640,210)	1,826,992
Non-controlling interests	—	—	4,615	—	4,615

Total equity	1,826,992	2,408,583	1,236,242	(3,640,210)	1,831,607

Total liabilities and equity	$5,775,799	$4,854,879	$2,758,705	$(7,741,104)	$5,648,279

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2017

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(64,129)	$67,233	$20,271	$(87,504)	$(64,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(88,202)	—	—	88,202	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	4,251	1	29	—	4,281
Depreciation and amortization	2,390	37,398	21,384	(238)	60,934
Non-cash stock-based compensation expense	6,241	1,857	2,265	—	10,363
Impairment of long-lived assets	—	(342)	—	—	(342)
Loss on sales of fixed assets	—	2,222	119	—	2,341
Equity earnings of unconsolidated entities, net of tax	(229)	—	(4,972)	—	(5,201)
Deferred income taxes	2,252	—	(5,629)	—	(3,377)
Other non-cash items	286	102	1,172	4	1,564
Non-cash change in fair value of contingent consideration	—	759	(270)	—	489
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	3,815	29,290	—	33,105
Inventories, net	—	(3,207)	(15,605)	(460)	(19,272)
Prepaid expenses and other current assets	(5,982)	(1,409)	4,186	6,955	3,750
Accounts payable	21,415	(1,170)	(6,882)	—	13,363
Accrued expenses and other current liabilities	78,365	494	(54,191)	(6,954)	17,714
Other non-current assets and liabilities	921	9,665	(4,934)	—	5,652
Cash paid for contingent consideration	—	(159)	—	—	(159)
Intercompany payable (receivable)	111,553	(109,644)	(2,158)	249	—

Net cash provided by (used in) operating activities	69,132	7,615	(15,925)	254	61,076

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	523	—	(1,968)	—	(1,445)
Purchases of property, plant and equipment	(624)	(5,143)	(4,942)	310	(10,399)
Proceeds from sale of property, plant and equipment	—	3	446	(310)	139
Cash paid for business acquisitions, net of cash acquired	(3,100)	40	—	—	(3,060)
Cash received from sales of marketable securities	—	(7)	—	—	(7)
Cash paid for equity investments	(191)	—	(41)	—	(232)
Proceeds from sale of equity investments	229	—	—	—	229
Decrease in other assets	47	4	31	—	82

Net cash provided by (used in) investing activities	(3,116)	(5,103)	(6,474)	—	(14,693)

Cash Flows from Financing Activities:
Cash paid for contingent consideration	—	—	(128)	—	(128)
Proceeds from issuance of common stock, net of issuance costs	496	—	—	—	496
Payments on long-term debt	(10,018)	—	(140)	—	(10,158)
Net proceeds (payments) under revolving credit facilities	—	—	48	—	48
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Cash paid for employee taxes related to shares withheld	(3,092)	(1,095)	(1,414)	—	(5,601)
Principal payments on capital lease obligations	—	(424)	(428)	—	(852)

Net cash used in financing activities	(17,937)	(1,519)	(2,062)	—	(21,518)

Foreign exchange effect on cash and cash equivalents	—	14	9,632	(254)	9,392

Net increase (decrease) in cash and cash equivalents	48,079	1,007	(14,829)	—	34,257
Cash and cash equivalents, beginning of period	167,639	3,161	396,415	—	567,215

Cash and cash equivalents, end of period	$215,718	$4,168	$381,586	$—	$601,472

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2016

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(5,972)	$32,004	$51,433	$(83,437)	$(5,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(82,591)	—	—	82,591	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	2,188	4	44	—	2,236
Depreciation and amortization	2,203	45,691	23,722	888	72,504
Non-cash stock-based compensation expense	5,069	2,287	2,246	—	9,602
Impairment of inventory	—	—	1,349	—	1,349
Impairment of long-lived assets	—	608	—	—	608
Loss on sale of fixed assets	15	8	300	—	323
Equity earnings of unconsolidated entities, net of tax	(681)	—	(4,581)	228	(5,034)
Deferred income taxes	—	(100)	(6,712)	—	(6,812)
Gain on business dispositions	—	—	(3,810)	—	(3,810)
Other non-cash items	105	303	2,088	—	2,496
Non-cash change in fair value of contingent consideration	(1,000)	1,199	(57)	—	142
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(7,875)	(10,055)	—	(17,930)
Inventories, net	—	(6,681)	(3,333)	(270)	(10,284)
Prepaid expenses and other current assets	(1,137)	1,514	(6,177)	25	(5,775)
Accounts payable	(3,694)	(6,773)	(21,075)	—	(31,542)
Accrued expenses and other current liabilities	10,584	(94,355)	78,614	(25)	(5,182)
Other non-current assets and liabilities	157,791	(159,277)	1,583	(62)	35
Cash paid for contingent consideration	(143)	—	—	—	(143)
Intercompany payable (receivable)	(111,564)	180,953	(69,389)	—	—

Net cash provided by (used in) operating activities	(28,827)	(10,490)	36,190	(62)	(3,189)

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(513)	—	77	—	(436)
Purchases of property, plant and equipment	(841)	(5,615)	(8,048)	—	(14,504)
Proceeds from sale of property, plant and equipment	—	40	572	—	612
Cash received from (used in) business dispositions, net of cash divested	(1,337)	—	22,807	—	21,470
Cash paid for business acquisitions, net of cash acquired	—	—	(5,945)	—	(5,945)
Cash received from sales of marketable securities	—	93	—	—	93
Cash received from equity method investments	2,205	—	—	—	2,205
Cash paid for equity investments	(184)	—	—	—	(184)
Increase in other assets	(64)	(98)	(440)	62	(540)

Net cash provided by (used in) investing activities	(734)	(5,580)	9,023	62	2,771

Cash Flows from Financing Activities:
Cash paid for financing costs	(1)	—	—	—	(1)
Cash paid for contingent consideration	—	—	(145)	—	(145)
Proceeds from issuance of common stock, net of issuance costs	11,124	—	—	—	11,124
Proceeds from issuance of long-term debt	—	—	325	—	325
Payments on long-term debt	(17,030)	—	(245)	—	(17,275)
Net payments under revolving credit facilities	—	—	(127)	—	(127)
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Cash paid for employee taxes related to shares withheld	(1,291)	(99)	(20)	—	(1,410)
Principal payments on capital lease obligations	—	(659)	(448)	—	(1,107)

Net cash used in financing activities	(12,521)	(758)	(660)	—	(13,939)

Foreign exchange effect on cash and cash equivalents	—	160	2,660	—	2,820

Net increase (decrease) in cash and cash equivalents	(42,082)	(16,668)	47,213	—	(11,537)
Cash and cash equivalents, beginning of period	139,153	21,150	341,897	—	502,200

Cash and cash equivalents, end of period	$97,071	$4,482	$389,110	$—	$490,663

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding information with respect to the transactions contemplated by the Amended Merger Agreement with Abbott Laboratories, the benefits of our improved products, our plans and timing for the voluntary withdrawal of the INRatio and INRatio2 PT/INR Monitoring Systems from the market, future competition in our markets, the need to enter into new agreements or amend exiting agreements and terms in connection with planned divestitures of certain businesses, future divestitures of certain businesses, expected future benefits and synergies from acquired businesses, anticipated expenses and costs in connection with certain restructuring plans, future restructuring plans, our expected ability to pay certain indebtedness at maturity, the sources of funds to pay the principal and interest on our indebtedness and certain expenses, future plans with respect to repayment or refinancing of our indebtedness, the implementation and effectiveness of efforts to remediate our material weaknesses in our internal control over financial reporting, the outcome of certain tax examinations, the timing of decisions and the outcome in connection with certain legal proceedings and governmental investigations to which we and other parties are subject, intention to retain earnings to support our growth strategy, future sales of certain products by our Alere Home Monitoring business, the source of funds and the expected ability to fund short and long-term working capital needs, future revenue changes in our consumer diagnostics business segment, future potential product releases that are currently under development by our research and development unit, the anticipated use of proceeds from divestitures, future plans with respect to the repatriation of cash held by foreign entities, future litigation being brought against us and the impact of such litigation, the expected impact of recently announced and adopted accounting standards and other accounting standards on our financial statements, anticipated increases or decreases to certain tax benefits, expected future expenses in connection with the voluntary withdrawal of INRatio products from the market, future charges in connection with a withdrawal of a product from the market, and the potential for selective divestitures of non-core assets. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

In January 2015, we sold our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that we retained was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two operating segments: (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, we are reporting our Alere Home Monitoring business as a separate operating segment under the heading “other non-reportable segment.” The information below for the three months ended March 31, 2016 has been retroactively adjusted to reflect the foregoing changes in the segment presentation.

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

Recent Developments

Merger Agreement with Abbott Laboratories

On January 30, 2016, we entered into the Merger Agreement with Abbott. The Merger Agreement provides for the merger of a wholly owned subsidiary of Abbott with and into Alere, or the merger, with Alere surviving the merger as a wholly owned subsidiary of Abbott, or the surviving corporation. Under the terms of the Merger Agreement, prior to its amendment (as described herein), holders of shares of our common stock were entitled to receive $56.00 in cash, without interest, in exchange for each share of common stock. On April 13, 2017, Abbott and Alere entered into an Amendment to Agreement and Plan of Merger, or the Merger Agreement Amendment, which amends the Merger Agreement (as amended by the Merger Agreement Amendment, the Amended Merger Agreement), which provides, among other things, that the holders of shares of our common stock will receive $51.00 in cash, without interest, in exchange for each share of common stock. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. For information regarding the Amended Merger Agreement, the status of the antitrust clearances and settlement of litigation relating to the original Merger Agreement, see Notes 3 and 15(b) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We incurred significant expenses in connection with responding to the information requests from Abbott received prior to the commencement of litigation in the Delaware Chancery Court and in connection with the litigation in the Delaware Chancery Court prior to entering the Amended Merger Agreement and Settlement Agreement with Abbott on April 13, 2017.

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

Unless and until its enrollment status is reactivated, Arriva Medical will be ineligible for reimbursement for any products or services furnished to Medicare beneficiaries after November 4, 2016. If the enrollment is reactivated retroactive to November 4, 2016, we would be able to bill and be reimbursed for all covered products or services furnished since that date. Our results of operations for the quarter ended March 31, 2017 included no revenue attributable to Arriva Medical’s products and services that were subject to the CMS revocation after November 4, 2016. During the quarter ended March 31, 2017, we furnished $14.5 million of Arriva’s products and services that were subject to the CMS revocation to customers but did not recognize any revenue for such products and services because they were not eligible for reimbursement by CMS at the time we furnished them. For the quarter ended March 31, 2017, Arriva Medical recognized approximately $2.9 million in revenue from the sale of products and services, such as diabetes supplies, that were reimbursed by other commercial payers and that were not subject to the CMS revocation.

For additional information on this matter as well as the status of the appeals processes that Arriva Medical is pursuing, see Part II - Item 1. “Legal Proceedings – Arriva Medical Billing Number.”

INRatio and INRatio®2 PT/INR Monitoring System Voluntary Withdrawal

In June 2016, we announced that we would be initiating a voluntary withdrawal of the Alere INRatio and INRatio2 PT/INR Monitoring System. We are currently implementing the product withdrawal and product discontinuation which we expect will be completed in 2017.

We recorded a charge of approximately $38.0 million in the year ended December 31, 2015 related to impairment of inventory and production equipment and estimated costs of removing our INRatio and INRatio2 from the market. As of March 31, 2017, $9.1 million and $0.4 million of the estimated costs of removing INRatio and INRatio 2 from the market were included in accrued expenses and accounts payable, respectively. Additionally, our decision to withdraw the INRatio and INRatio2 PT/INR Monitoring Systems impacted the useful life assumptions of certain tangible and intangible assets. As a result of this change in estimate, we recorded approximately $4.1 million of accelerated amortization of intangible assets and approximately $0.7 million of accelerated depreciation of tangible assets during the three months ended March 31, 2016 and nothing in the three months ended March 31, 2017.

Alere Home Monitoring, our patient self-testing business, will continue to distribute other PT/INR coagulation monitors following the withdrawal of the INRatio and INRatio2 PT/INR Monitoring Systems from the market.

Financial Highlights

•	Net revenue increased by $1.3 million, or 0%, to $588.2 million for the three months ended March 31, 2017, from $586.9 million for the three months ended March 31, 2016.

•	Gross profit increased by $10.6 million, or 4%, to $281.7 million for the three months ended March 31, 2017, from $271.1 million for the three months ended March 31, 2016.

•	For the three months ended March 31, 2017, we generated a net loss available to common stockholders of $69.6 million, or $0.80 per basic and diluted common share, compared to a net loss available to common stockholders of $11.4 million, or $0.13 per basic and diluted common share, for the three months ended March 31, 2016.

Results of Operations

The following discussion relates to our results of operations, as reflected in our accompanying consolidated statements of operations.

Where discussed, results excluding the impact of foreign currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other factors.

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $1.4 million, or 0%, to $585.6 million for the three months ended March 31, 2017, from $584.2 million for the three months ended March 31, 2016. Net product sales and services revenue improved primarily as a result of a $32.0 million increase in sales of flu-related products and a $12.5 million increase in HIV-related products. The revenue increases were partially offset by decreased revenues of $32.1 million from Arriva Medical, due to the impact of Arriva Medical’s CMS enrollment revocation, decreased revenues of $5.9 million from malaria-related products, and a $4.7 million unfavorable impact of foreign currency exchange rates. On a constant currency basis, net product sales and services revenue for the three months ended March 31, 2017 increased by $6.1 million, or 1%, compared to the three months ended March 31, 2016.

Net product sales and services revenue by business segment for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2017	2016 (As Restated)
Professional diagnostics	$531,675	$531,784	(0)%
Consumer diagnostics	17,240	17,442	(1)%
Other non-reportable	36,659	34,985	5%

Net product sales and services revenue	$585,574	$584,211	0%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		% Change
	2017	2016 (As Restated)
Cardiometabolic	$125,176	$159,663	(22)%
Infectious disease	222,934	191,956	16%
Toxicology	150,637	146,783	3%
Other	32,928	33,382	(1)%

Professional diagnostics net product sales and services revenue	$531,675	$531,784	(0)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $0.1 million, to $531.7 million for the three months ended March 31, 2017, from $531.8 million for the three months ended March 31, 2016. On a constant currency basis, net product sales and services revenue from our professional diagnostics business segment increased by $4.4 million, or 1%, comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.

Net product sales and services revenue from our professional diagnostics business segment in the U.S. increased by $4.2 million, or 1%, to $287.1 million for the three months ended March 31, 2017 from $282.9 million for the three months ended March 31, 2016. The increase is primarily driven by a $30.9 million, or 151%, sales increase in flu-related products, a $4.0 million, or 65%, sales increase in strep A products and a $2.0 million, or 2%, increase in sales from our toxicology segment. These increases were partially offset by a $32.1 million, or 91%, decrease in Arriva revenue, as described above.

Net product sales and services revenue from our professional diagnostics business segment in international markets decreased $4.3 million, or 2%, to $244.6 million during the three months ended March 31, 2017, from $248.9 million in the comparable period in 2016. The lower sales in international markets were driven by: a $3.1 million, or 3%, decrease in revenues attributable to sales in Europe, primarily due to decreased INRatio product sales; a $2.8 million, or 14%, decrease in revenues attributable to sales in Latin America, primarily due to dengue-related products; and a $2.2 million decrease in sales in the Asia Pacific region. These decreases were partially offset by a $3.8 million increase in revenues in Africa, primarily due to HIV-related products.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $34.5 million, or 22%, to $125.2 million for the three months ended March 31, 2017, from $159.7 million in the same period in 2016, primarily as a result of a decline in sales by Arriva, as described above. Infectious disease net product sales and services revenue increased by $30.9 million, or 16%, to $222.9 million for the three months ended March 31, 2017, from $192.0 million for the three months ended March 31, 2016. The increase in infectious disease revenue was primarily due to improved sales of flu-related products and HIV-related products in the first quarter of 2017 as compared to the first quarter of 2016. Toxicology net product sales and services revenue increased by $3.8 million, or 3%, to $150.6 million for the three months ended March 31, 2017, from $146.8 million for the same period in 2016, primarily as a result of increased sales in our eScreen and government testing services. Other revenue decreased by $0.5 million, or 1%, to $32.9 million during the three months ended March 31, 2017, compared to $33.4 million during the same period in 2016, primarily due to lower sales in the Asia Pacific region.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment were relatively flat, with a decrease of $0.2 million, or 1%, to $17.2 million for the three months ended March 31, 2017, from $17.4 million for the three months ended March 31, 2016. The decrease was the result of a decrease in sales to SPD under our long-term manufacturing service agreement. In connection with litigation brought by a competitor of SPD with respect to the advertising of one of SPD’s products in the United States, the district court issued an injunction with respect to sales and advertising of such product. In the context of this ongoing litigation, the product was withdrawn from the market in the United States (for additional information on this litigation, see Note 15(a) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We do not know if or when this product will be re-introduced to the United States market and, at this time, we are unable to determine the impact of the district court’s decision on our future net product sales and services revenue from our consumer diagnostics segment, but such revenue may decrease in future periods.

Other non-reportable

Net product sales and services revenue from our other non-reportable segment increased by $1.7 million, or 5%, to $36.7 million for the three months ended March 31, 2017, from $35.0 million for the same period in 2016. The increase is entirely attributable to our U.S. based patient self-testing business operated by Alere Home Monitoring. Alere Home Monitoring sales increases were primarily driven by growth in the businesses’ patient base as compared to the prior-year period.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenues decreased slightly by 0.1 million, or 3%, to $2.6 million for the three months ended March 31, 2017, from $2.7 million for the three months ended March 31, 2016.

Gross Profit and Margin Percentage. Gross profit increased by $10.6 million, or 4%, to $281.7 million for the three months ended March 31, 2017, from $271.1 million for the three months ended March 31, 2016. The increase in gross profit during the three months ended March 31, 2017, compared to the same period in 2016, was driven primarily by strong growth in our flu-related products and the increase in our HIV related products, which were partially offset by a $30.9 million reduction in gross profit from our mail-order diabetes business, Arriva Medical, as it continued to incur expenses in the three months ended March 31, 2017 to provide product and services to customers as Arriva Medical continued to pursue appeals of CMS’s decision to revoke Arriva Medical’s billing privileges. Overall gross margin for the three months ended March 31, 2017 was 48%, as compared to 46% for the same period in 2016. The higher gross margin in the first quarter of 2017 principally reflects the impact of the revenue mix as discussed above.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $10.1 million, or 4%, to $279.8 million for the three months ended March 31, 2017, from $269.8 million for the three months ended March 31, 2016. Gross profit from net product sales and services revenue by business segment for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,		% Change
	2017	2016 (As Restated)
Professional diagnostics	$259,069	$250,554	3%
Consumer diagnostics	1,288	952	35%
Other non-reportable	19,487	18,281	7%

Gross profit from net product sales and services revenue	$279,844	$269,787	4%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $8.5 million, or 3%, to $259.1 million for the three months ended March 31, 2017, compared to $250.6 million for the three months ended March 31, 2016. The higher gross profit for the three months ended March 31, 2017 was driven by a strong growth in our flu-related products and increase in our HIV-related products, which were partially offset by a $30.9 million reduction in gross profit from our mail-order diabetes business, Arriva Medical, as it continued to incur expenses in the three months ended March 31, 2017 to provide product and services to customers as Arriva Medical continued to pursue appeals of CMS’s decision to revoke Arriva Medical’s billing privileges.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2017 and 2016 was 49% and 47%, respectively. The higher gross margin in the three months ended March 31, 2017 principally reflects the impact of the revenue mix as discussed above, as compared to the three months ended March 31, 2016.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.3 million, or 35%, to $1.3 million for the three months ended March 31, 2017, compared to $1.0 million for the three months ended March 31, 2016. The increase in gross profit was primarily driven by reduced manufacturing costs offset in part by increased general and administrative expenses related to this business segment.

As a percentage of consumer diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2017 and 2016 was 7% and 5%, respectively.

Other non-reportable

Gross profit from our other non-reportable net product sales and services revenue increased by $1.2 million, or 7%, to $19.5 million for the three months ended March 31, 2017, compared to $18.3 million for the three months ended March 31, 2016. The increase is entirely attributable to our U.S. based patient self-testing business operated by Alere Home Monitoring. Alere Home Monitoring sales increases were primarily driven by growth in the businesses’ patient base as compared to the prior year period.

As a percentage of other non-reportable net product sales and services revenue, gross margin for the three months ended March 31, 2017 and 2016 was 53% and 52%, respectively.

Research and Development Expense. Research and development expense decreased by $0.8 million, or 3%, to $26.3 million in the three months ended March 31, 2017, from $27.1 million in the three months ended March 31, 2016. Research and development expense during the three months ended March 31, 2017 and 2016 is reported net of grant funding of $0.6 million and $0.2 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation, or the Gates Foundation, and $1.9 million and $0.7 million of funding, respectively, related to our contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, that we entered into in September 2014. For additional information on the agreements with BARDA and the Gates Foundation, including the April 2016 agreement to mutually terminate the February 2013 grant and the February 2013 loan agreement with the Gates Foundation, see Note 20 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Research and development expense as a percentage of net revenue was 4% and 5% for the three months ended March 31, 2017 and 2016, respectively. Among our research and development undertakings are expanding the applications for our Alere i rapid point-of-care molecular platform for the qualitative detection of infectious diseases. For example, Alere i tests for sexual health and neuroviruses are currently in development by our research and development organization.

Sales and Marketing Expense. Sales and marketing expense decreased by $6.4 million, or 6%, to $94.2 million for the three months ended March 31, 2017, from $100.6 million for the three months ended March 31, 2016. The decrease was principally the result of an $8.1 million reduction in amortization expense related to customer relationship intangibles during the first quarter of 2017 as compared to the first quarter of 2016. This decrease was offset in part by a $1.7 million increase due largely to an increase in employee compensation.

Sales and marketing expense as a percentage of net revenue was 16% and 17% for the three months ended March 31, 2017 and 2016, respectively.

General and Administrative Expense. General and administrative expense increased by $51.3 million, or 45%, to $166.3 million for the three months ended March 31, 2017, from $115.0 million for the three months ended March 31, 2016. The increase was primarily attributable to a $36.8 million increase related to legal fees associated with the pending transaction with Abbott and certain on-going government investigations, and $12.0 million attributed to higher employee compensation driven by increased staffing and standard annual employee compensation changes. The remaining increase of $2.5 million was driven by additional legal fees other than those related to the pending Abbott transaction and the previously mentioned on-going government investigations.

General and administrative expense as a percentage of net revenue was 28% and 20% for the three months ended March 31, 2017 and 2016, respectively.

Impairment and Gain on Dispositions, Net. In January 2016, we completed the sale of our Alere E-Santé business, which was a component of our professional diagnostics reporting unit and business segment. We received cash consideration of approximately $8.1 million, net of a final working capital adjustment totaling approximately $0.2 million, and we are eligible to receive up to $1.5 million of contingent cash consideration. As a result of this transaction, we recorded a $3.8 million gain in the first quarter of 2016 on the disposition of the Alere E-Santé business.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $1.1 million, or 3%, to $43.2 million for the three months ended March 31, 2017, from $42.1 million for the three months ended March 31, 2016. The increase is principally due to increased amortization of deferred financing costs in the first quarter of 2017, compared to the first quarter of 2016.

Other (Expense) Income, Net. Other (expense) income, net includes interest income, realized and unrealized foreign exchange losses, and other income (expense), net. The components and the respective amounts of other (expense) income, net are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2017	2016
Interest income	$983	$1,165	$(182)
Foreign exchange losses	(3,702)	(2,202)	(1,500)
Other income (expense), net	203	(312)	515

Total other (expense) income, net	$(2,516)	$(1,349)	$(1,167)

Interest income is related principally to our cash deposits, including restricted cash.

Foreign exchange gains (losses), net during the three months ended March 31, 2017 as compared to the same period in the prior year were primarily related to the impact of foreign currency translation on intercompany balances denominated in British Pound Sterling and Korean Won.

Provision (Benefit) for Income Taxes. Our provision for income taxes increased by $18.8 million to $18.6 million for the three months ended March 31, 2017, from a benefit of $0.2 million for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 and 2016, was (37)% and 2%, respectively.

Our $0.2 million income tax benefit for the three months ended March 31, 2016 is primarily related to foreign incomes taxes based on forecasted and year-to-date pre-tax foreign income (loss) by jurisdiction offset by U.S. federal and state income tax benefits based on forecasted and year-to-date pre-tax U.S. federal and state income (loss). Our $18.6 million income tax provision for the three months ended March 31, 2017 is primarily related to foreign incomes taxes based on forecasted and year-to-date pre-tax foreign income by jurisdiction as well as U.S. federal and state income taxes in connection with the increase of deferred tax liabilities on indefinite-lived intangible assets and certain other state income taxes. As of December 31, 2016, we recorded a valuation allowance due to uncertainties related to the future benefits and realization of our deferred tax assets related to U.S. federal and state net deferred tax assets and as such no U.S. federal and state income tax benefits were recorded related to the pre-tax U.S. federal and state loss during the three months ended March 31, 2017.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities are reported net of tax and include our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax, for the three months ended March 31, 2017 primarily reflect our 50% interest in SPD in the amount of $5.0 million. Equity earnings of unconsolidated entities, net of tax, for the three months ended March 31, 2016 reflect the following: (i) our 50% interest in SPD in the amount of $4.6 million, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million.

On September 16, 2016, we completed the sale of our 49% interest in the TechLab business and, in connection with such sale, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million.

Liquidity and Capital Resources

Working capital was $769.9 million at March 31, 2017 compared with $783.7 million at December 31, 2016. Our cash and cash equivalents increased by $34.3 million at March 31, 2017 compared to December 31, 2016 primarily as the result of increases in operating cash flows of $61.1 million largely related to positive changes in our accounts receivable, net, accounts payable and accrued expenses and other current liabilities balances, partially offset by repayments on our long-term debt obligations and capital expenditures.

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow. As of March 31, 2017, we had $2.9 billion of indebtedness outstanding. As our various debt instruments mature over the next several years, we may need or want to re-finance some or all this indebtedness with new debt, including potential borrowings under our revolving credit facility, in order to preserve our existing cash for other uses, including to continue to fund our operations. Our 7.25% senior notes mature on July 1, 2018, unless earlier redeemed, and at that time we will be required to pay the principal amount of $450.0 million, plus all accrued and unpaid interest.

During 2016, we generated net cash proceeds of $21.5 million from divestitures, net of cash divested, and used $17.4 million of our cash to reduce our outstanding indebtedness under our credit facilities. Additionally, we received cash consideration in connection with our September 2016 sale of our minority stake in TechLab, which amount is reflected in cash and cash equivalents on our balance sheet as of March 31, 2017. We did not divest any businesses in the three months ended March 31, 2017. We may divest one or more of our businesses in accordance with the covenants under the Amended Merger Agreement with Abbott and we expect that, if and when completed, we will use all or a portion of the net proceeds of such divestitures to fund our working capital, operations, research and development or to reduce our outstanding debt, among other purposes, in each case to the extent permitted under the Amended Merger Agreement and in accordance with our secured credit facility and the indentures governing our notes.

As of March 31, 2017, we had $601.5 million of cash and cash equivalents, of which $220.5 million was held by domestic subsidiaries and $381.0 million was held by foreign entities. We do not currently plan to repatriate cash held by most of our foreign entities if there are adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities. If circumstances were to change, however, we may be required to repatriate all or a portion of the cash held by foreign entities, which could result in the payment of significant tax liabilities.

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

On June 18, 2015, we entered into a new secured credit facility, which initially provided for term loan facilities totaling $1.7 billion (consisting of $650.0 million of “A” term loans and $1.05 billion of “B” term loans), all of which were drawn at closing, and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving credit facility (which includes a $50.0 million sublimit for the issuance of letters of credit). As of March 31, 2017, $125.0 million was drawn and outstanding under the revolving credit facility.

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

As of March 31, 2017, we had $2.9 billion in aggregate principal amount of outstanding indebtedness, including $1.6 billion in aggregate principal amount outstanding under our secured credit facility, $443.9 million in aggregate outstanding principal amount of our 7.25% senior notes due 2018, $415.8 million in aggregate outstanding principal amount of our 6.5% senior subordinated notes due 2020 and $413.3 million in aggregate outstanding principal amount of our 6.375% senior subordinated notes due 2023. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions. In addition, the Amended Merger Agreement with Abbott contains restrictions on our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions.

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

On April 22, 2016, we and the requisite lenders under the Credit Agreement entered into an amendment to the Credit Agreement. Pursuant to this amendment, these lenders agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and certain related deliverables for 2015 by the applicable deadline under the Credit Agreement, (y) any restatement of certain financial statements as a result of our incorrect application of revenue recognition principles for 2013, 2014 and 2015, or (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the audit of our financial statements for 2015, to the extent that such breach is due to our incorrect application of revenue recognition principles for 2013, 2014 and 2015, and (ii) extend the deadlines for delivery of the financial statements for 2015, the financial statements for the quarter ended March 31, 2016 and certain related deliverables. Under the terms of this amendment, we were required to deliver our unaudited financial statements for the three months ended March 31, 2016 and certain related deliverables on or before August 18, 2016. We made the required deliveries before such date. In connection with this amendment, we paid, among other fees and expenses, consent fees to the consenting lenders in an aggregate amount of approximately $4.5 million. The amendment also increased the applicable interest rate margins for all loans outstanding under our secured credit facility by 0.25% per annum for the period from July 1, 2016 to the date of delivery of such financial reports and related deliverables under our secured credit facility.

On August 18, 2016, we and the requisite lenders under the Credit Agreement entered into a second amendment to the Credit Agreement pursuant to which they agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) resulting from, among other things, our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) (x) the financial statements and certain related deliverables for the three months ended March 31, 2016, which we refer to as the Q1 Financial Reports, by the applicable deadline under the Credit Agreement or (y) the financial statements and certain related deliverables for the three months ended June 30, 2016, which we refer to as the Q2 Financial Reports, by the applicable deadline under the Credit Agreement, and (ii) extend the deadline for delivery of the Q1 Financial Reports to August 25, 2016 and the deadline for the delivery of the Q2 Financial Reports to September 13, 2016. We delivered the Q1 Financial Reports and the Q2 Financial Reports prior to the deadlines set forth in this amendment to the Credit Agreement. In connection with this amendment, we paid, among other fees and expenses, consent fees to the consenting lenders in an aggregate amount of approximately $2.2 million.

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

On April 24, 2017, we entered into a third amendment to the Credit Agreement for our secured credit facility, dated as of June 18, 2015, among the Company, the several lenders from time to time party thereto, the Administrative Agents (as defined in the Credit Agreement) and certain other agents and arrangers. Pursuant to the Third Amendment, the lenders under the Credit Agreement have agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or may occur, resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 by the applicable deadline under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of our review described in our Current Report on Form 8-K as filed with the SEC on April 17, 2017, or the April 8-K, as a result of our incorrect recognition of revenue transactions at our South Korean and Japanese locations for certain fiscal periods set forth in the Third Amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the review described in the April 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions at our South Korean and Japanese locations for certain fiscal periods set forth in the Third Amendment and (ii) extend the deadlines for delivery of the financial statements for the fiscal year ended December 31, 2016, and certain related deliverables, or the Financial Reports. We incurred approximately $3.3 million in fees and expenses associated with this third amendment.

On May 1, 2017, we commenced consent solicitations relating to each series of our Notes. On May 4, 2017, we made certain modifications to the consent solicitations, which are reflected herein. Pursuant to the consent solicitations, the holders of each series of Notes agreed to extend the deadline for delivery of certain financial information and to waive through and until 5:00 p.m., New York City time, on June 15, 2017, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Fiscal Year 2016 Failure to File. If we did not file the Annual Report on Form 10-K for 2016 and if we had failed to obtain the waivers requested pursuant to the consent solicitations, in each case on or before (i) May 16, 2017, with respect to the 7.25% Senior Notes, (ii) May 19, 2017, with respect to the 6.5% Senior Subordinated Notes, and (iii) June 2, 2017, with respect to the 6.375% Senior Subordinated Notes, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustees or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated May 1, 2017, as supplemented, we offered to pay to each holder of Notes, as of April 28, 2017, a cash payment equal to $17.50 for each $1,000 principal amount of such holder’s Notes, or the Consent Fee, in respect of which the holder validly delivered (and did not validly revoke) a consent prior to 5:00 p.m. New York City time, on May 5, 2017 (such time and date, the Expiration Date), provided that we received and accepted the requisite consents for all series of Notes. If, at any time prior to 9:30 a.m., New York City time, on May 8, 2017, we filed with the SEC the Annual Report on Form 10-K for 2016 and we terminated the consent solicitations, we would pay to each holder of each series of Notes who delivered (and did not revoke) a valid and duly executed consent prior to the Expiration Date a cash payment, in lieu of the Consent Fee, equal to $10.00 for each $1,000 principal amount of Notes for which such Holder delivered its Consent, or the Consent Termination Fee. On May 8, 2017, we successfully completed this solicitation and, in connection with the completion, we paid the Consent Fee to the consenting holders in an aggregate amount of approximately $23.0 million. We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and certain related deliverables prior to the June 15, 2017 deadline as established pursuant to this consent solicitation.

On May 30, 2017, we entered into a fourth amendment to the Credit Agreement pursuant to which the lenders under the Credit Agreement agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or may occur, resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 and the fiscal quarter ended March 31, 2017, in each case, by the applicable deadlines under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of our review described in our Current Report on Form 8-K (as filed with the SEC on May 22, 2017), or the May 8-K, as a result of our incorrect recognition of revenue transactions for certain fiscal periods set forth in the amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered that is discovered as part of the review described in the May 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions for certain fiscal periods set forth in the fourth amendment, (ii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal year ended December 31, 2016 to the earlier of (A) July 15, 2017, and (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures governing our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver such financial statements and (iii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal quarter ended March 31, 2017 to the earliest of (A) the date that is ten business days after delivery of the financial statements for the fiscal year ended December 31, 2016, (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures governing our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver the financial statements for the fiscal quarter ended March 31, 2017 and (C) July 28, 2017. We incurred approximately $5.4 million in fees and expenses associated with this fourth amendment. We delivered the financial statements for the fiscal year ended December 31, 2016 and March 31, 2017 and certain related deliverables prior to the deadlines as set forth in this amendment.

On June 1, 2017, we commenced consent solicitations relating to each series of our Notes. We solicited consents from holders of each series of Notes to further extend the deadline for delivery of certain financial information and to waive, in each case (i) through and until 5:00 p.m., New York City time, on August 4, 2017 (such time and date, the “First Waiver Date”), (ii) through and until 5:00 p.m., New York City time, on September 5, 2017 (such time and date, the “Second Waiver Date”) if uncured immediately prior to the First Waiver Date, and (iii) through and until 5:00 p.m., New York City time, on October 4, 2017 (such time and date, the “Third Waiver Date”) if uncured immediately prior to the Second Waiver Date, any default or event of default that occurred, is continuing or may occur under the indentures (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures the 2016 Form 10-K (the “Fiscal Year 2016 10-K Failure to File”) and the 2017 First Quarter Form 10-Q (the “First Quarter 2017 Failure to File” and, together with the Fiscal Year 2016 10-K Failure to File, the “2017 Failures to File”). If we had not filed the Annual Report on Form 10-K for 2016 by June 15, 2017, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustee or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated as of June 1, 2017, and provided that we received and accepted the requisite consents for all series of Notes, we offered to pay to each holder of Notes as of 5:00 p.m., New York City time, on May 31, 2017, (1) a cash payment promptly following the Expiration Date (as defined below) equal to: $20.00 for each $1,000 principal amount of 6.375% notes for which such holder delivered its consent (the “6.375% Notes First Consent Fee”), $15.00 for each $1,000 principal amount of 6.500% notes for which such holder delivered its consent (the “6.500% Notes First Consent Fee”) and $12.50 for each $1,000 principal amount of 7.250% notes for which such holder delivered its consent (the “7.250% Notes First Consent Fee” and, together with the 6.375% notes First Consent Fee and the 6.500% Notes First Consent Fee, the “First Consent Fees” and each a “First Consent Fee”) and (2), if any default or event of default remains uncured immediately prior to the First Waiver Date in connection with the 2017 Failures to File, an additional cash payment on or prior to the First Waiver Date (with respect to each series of Notes, the “Second Consent Fee”), equal to $5.00 for each $1,000 principal amount of Notes and (3), if any default or event of default remains uncured immediately prior to the Second Waiver Date in connection with the 2017 Failures to File, an additional cash payment on or prior to the Second Waiver Date (with respect to each series of Notes, the “Third Consent Fee”), equal to $7.50 for each $1,000 principal amount of Notes, in each case in respect of which the holder validly delivers (and does not validly revoke) a consent prior to 5:00 p.m. New York City time, on June 7, 2017 (such time and date, as amended, extended or otherwise modified, the “Expiration Date”), provided that we received and accepted the requisite consents for all series of Notes. We filed our Annual Report on Form 10-K for 2016 on June 5, 2017, and we terminated this consent solicitation on June 5, 2017 and, in connection with this termination, we agreed to pay a termination fee cash payment equal to $1.00 for each $1,000 principal amount of Notes (the “Termination Fee”) for which holders either (1) had delivered a valid, duly executed and unrevoked consent pursuant to the consent solicitation statement prior to the termination of the consent solicitation, or (2) delivered a valid, duly executed and unrevoked consent pursuant to the consent solicitation statement prior to 5:00 p.m., New York City time, on June 7, 2017. On June 8, 2017, we paid the Termination Fee to the consenting holders in an aggregate amount of approximately $1.3 million.

Our indebtedness outstanding at March 31, 2017 matures at various times between 2018 and 2023. We may not have sufficient cash resources at the time of maturity of our remaining indebtedness to pay the aggregate principal and accrued interest under such indebtedness. If the capital and credit markets experience volatility or the availability of funds is limited, we may be unable to re-finance this debt on commercially reasonable terms, including because of increased costs associated with issuing debt instruments, or at all. In addition, it is possible that our ability to access the capital and credit markets could be limited by the amount of our indebtedness or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

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

Cash Flow Summary (in thousands)

	Three Months Ended March 31,
	2017	2016

Net cash provided by (used in) operating activities	$61,076	$(3,189)

Net cash (used in) provided by investing activities	(14,693)	2,771

Net cash used in financing activities	(21,518)	(13,939)

Foreign exchange effect on cash and cash equivalents	9,392	2,820

Net increase (decrease) in cash and cash equivalents	34,257	(11,537)
Cash and cash equivalents, beginning of period	567,215	502,200

Cash and cash equivalents, end of period	$601,472	$490,663

Summary of Changes in Cash Position

As of March 31, 2017, we had cash and cash equivalents of $601.5 million, a $34.3 million increase from December 31, 2016. Our primary sources of cash during the three months ended March 31, 2017 included $61.1 million from operating activities and $0.5 million of cash received from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the three months ended March 31, 2017 were $10.2 million related to the repayment of long-term debt obligations, $10.4 million of capital expenditures, $5.6 million of employee taxes paid related to shares withheld, $5.3 million for cash dividends paid on our Series B preferred stock, $3.1 million paid for acquisitions, net of cash acquired, $1.5 million related to an increase in restricted cash and $0.9 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies favorably impacted our cash balance by $9.4 million during the three months ended March 31, 2017.

As of March 31, 2016, we had cash and cash equivalents of $490.7 million, an $11.5 million decrease from December 31, 2015. Our primary sources of cash during the three months ended March 31, 2016 included $21.5 million received from dispositions, net of cash divested, $11.1 million of cash received from common stock issuances under employee stock option and stock purchase plans and $2.2 million received from equity investments. Our primary uses of cash during the three months ended March 31, 2016 were $17.3 million related to the repayment of long-term debt obligations, $14.5 million of capital expenditures, $5.9 million paid for acquisitions, net of cash acquired, $5.3 million for cash dividends paid on our Series B preferred stock, $3.2 million used in operating activities, $1.4 million of employee taxes paid related to shares withheld and $1.1 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies favorably impacted our cash balance by $2.8 million during the three months ended March 31, 2016.

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2017 was $61.1 million, which resulted from non-cash items of $71.0 million and $54.2 million of cash from working capital during the period, which was offset by a loss of $64.1 million. The $71.0 million of non-cash items included $60.9 million related to depreciation and amortization, $10.4 million related to non-cash stock-based compensation, $4.3 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $2.3 million loss from disposition of fixed assets, $1.6 million related to other non-cash items and $0.5 million from change in fair value contingent consideration, partially offset by a $5.2 million in equity earnings of unconsolidated entities, net of tax, $3.4 million decrease related to changes in our deferred income taxes, and $0.3 million of fixed asset impairment.

Net cash used in operating activities during the three months ended March 31, 2016 was $3.2 million, which resulted from a loss of $6.0 million and $70.8 million of cash used to meet working capital needs during the period, which were largely offset by non-cash items of $73.6 million. The $73.6 million of non-cash items included $72.5 million related to depreciation and amortization, $9.6 million related to non-cash stock-based compensation, $2.5 million related to other non-cash items and $2.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $6.8 million decrease related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets, $5.0 million in equity earnings of unconsolidated entities, net of tax, and a $3.8 million gain on business dispositions.

Cash Flows from Investing Activities

Our investing activities during the three months ended March 31, 2017 used $14.7 million of cash, including, among other items, $10.4 million of capital expenditures, $3.1 million paid in connection with an acquisition and $1.5 million from an increase in restricted cash.

Our investing activities during the three months ended March 31, 2016 provided $2.8 million of cash, including, among other items, $21.5 million of cash received from the dispositions of our BBI, E-Santé and health management businesses, net of cash divested, $2.2 million of cash received from our equity investments and $0.6 million of proceeds from the sale of property, plant and equipment, offset by $14.5 million of capital expenditures and $5.9 million paid in connection with the acquisition of EDTS AB.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2017 was $21.5 million. Net cash used in financing activities during the three months ended March 31, 2017 included, among other items, $10.2 million for the payment of long-term debt obligations, $5.6 million of employee taxes paid related to shares withheld, $5.3 million for dividend payments related to our Series B preferred stock and $0.9 million for payment of capital lease obligations, partially offset by $0.5 million of cash from common stock issuances under employee stock option and stock purchase plans.

Net cash used in financing activities during the three months ended March 31, 2016 was $13.9 million. Net cash used in financing activities during the three months ended March 31, 2016 included, among other items, $17.3 million for the payment of long-term debt obligations, $5.3 million for dividend payments related to our Series B preferred stock, $1.4 million of employee taxes paid related to shares withheld and $1.1 million for payment of capital lease obligations, partially offset by $11.1 million of cash from common stock issuances under employee stock option and stock purchase plans.

As of March 31, 2017, we had an aggregate of $9.6 million in outstanding capital lease obligations which are payable through 2022.

Income Taxes

As of December 31, 2016, our gross (tax effected) federal, state and foreign net operating loss carryforwards were approximately $173.9 million ($60.9 million), $1,032.8 million ($70.1 million), and $505.6 million ($81.5 million), respectively. If not utilized, a portion of the federal, state and foreign net operating loss carryforwards will begin to expire in 2020, 2018 and 2018, respectively. Certain foreign net operating loss carryforwards can be carried forward indefinitely. As of December 31, 2016, our gross (tax effected) federal, state and foreign capital loss carryforwards were approximately $223.3 million ($78.2 million), $11.2 million ($7.3 million) and $5.1 million ($1.1 million), respectively. If not utilized, a portion of the federal capital loss carryforwards will begin to expire in 2018. In addition, $1.0 million foreign capital loss carryforwards can be carried forward indefinitely. As of December 31, 2016, we had $6.3 million of U.S. federal research and development credit carryforward and $21.6 million of state research and development credit carryforward, $7.9 million of U.S. federal alternative minimum tax, or AMT, credit carryforwards, $93.9 million of U.S. foreign tax credit carryforwards and $1.1 million of other foreign tax credit carryforwards. If not utilized, a portion of the U.S. federal research and development credit carryforwards and U.S. foreign tax credit carryforwards will begin to expire in 2026 and 2018, respectively. Of the $21.6 million state research and development credit carryforwards, $6.8 million was generated in California, which can be carried forward indefinitely. The U.S. federal AMT credit can also be carried forward indefinitely.

We have recorded a valuation allowance of $324.4 million due to uncertainties related to the future benefits and realization of our deferred tax assets related primarily to U.S. federal and state net deferred tax assets as well as foreign tax attribute carryforwards.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

As of March 31, 2017, our contractual obligations have not changed significantly since December 31, 2016, as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no significant changes in our critical accounting policies or management estimates between December 31, 2016 and March 31, 2017. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 16 of the consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2016. In the three months ended March 31, 2017, there were no material changes to our market risks or our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

(i)	Evaluation of Our Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely discussions regarding required disclosure. The Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Our management evaluated, with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, because of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting, management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2016, which continued to exist as of March 31, 2017:

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

(v) we did not maintain an effective control environment at our South Korean subsidiary, Standard Diagnostics, or SD. Specifically, certain employees at SD engaged in inappropriate conduct, which was facilitated by an inadequate segregation of duties, including (a) colluding with subordinates and certain third parties to circumvent controls and fabricate documents related to revenue recognition and other matters, some of which were provided to finance management and our external auditors and (b) overriding controls related to the observation of physical inventories. In addition, other employees, including certain members of SD finance management responsible for other controls at the subsidiary, were aware of the override of controls but did not report this conduct as required by our policies and procedures.

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

(ii)	Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting

With the oversight of senior management, including our CEO, our CFO and our Chief Accounting Officer, and the Audit Committee of our Board of Directors, we have implemented, and will continue to identify and implement, appropriate steps to remediate the material weaknesses described above. The specific actions taken and planned additional actions are described below.

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

During 2016 and the three months ended March 31, 2017, we made significant progress on many of our remedial actions surrounding the revenue recognition material weaknesses, specifically in hiring new, highly competent personnel; reorganizing global finance and other organizations; implementing new procedures and controls; enhancing information and communication around revenue recognition; formalizing revenue recognition training; and expanding Internal Audit’s testing of controls. Management believes that these efforts reduce the potential of a material error related to revenue recognition in its financial statements. However, many of these remedial actions, most importantly the new control activities, were not fully implemented and/or operating contemporaneously and continuously as of March 31, 2017, and therefore the revenue recognition material weaknesses were not fully remediated at period end. We plan to refine the design of many of the controls and evaluate and monitor whether they are operating effectively during the remainder of 2017.

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

(iii)	Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 27, 2016, Arriva Medical filed an appeal for an administrative law judge, or ALJ, hearing seeking to permanently reinstate Arriva’s Medicare enrollment status retroactive to the November 4, 2016 revocation date. On April 25, 2017, the ALJ upheld CMS’s revocation of Arriva Medical’s Medicare enrollment. On June 7, 2017, Arriva Medical has timely appealed the ALJ decision to the Department Appeals Board.

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

INRatio Class Actions

On May 26, 2016, a class action lawsuit captioned Dina Andren and Sidney Bludman v. Alere Inc., et al., was filed against us in the United States District Court for the Southern District of California. This class action purports to assert claims against us under several legal theories, including fraud, breach of warranty, unjust enrichment and violation of applicable unfair competition/business practice statutes in connection with the manufacturing, marketing and sale of our INRatio products. The plaintiffs seek to represent a proposed class of all persons who purchased, rented or otherwise paid for the INRatio system during the period January 1, 2009 to May 26, 2016 in the United States, or alternatively, California, Maryland, New York, Colorado, Florida, Georgia and Pennsylvania. The plaintiffs seek restitution and damages allegedly resulting from inaccurate PT/INR readings and from the purchase of devices that claimants say they would not have purchased had they known of the alleged propensity of these devices to yield inaccurate PT/INR results. Among other things, the plaintiffs seek a refund of money spent on INRatio products and unspecified compensatory damages, injunctive relief, attorneys’ fees and costs. Several of the state classes also seek statutory penalties. Plaintiffs state that they do not seek recovery for personal injury.

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

Claims in the Ordinary Course and Other Matters

We are also party to certain other legal proceedings and other governmental investigations, or are requested to provide information in connection with such proceedings or investigations. For example, in December 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. We are cooperating with this investigation and are providing documents in response to the subpoena. We and our subsidiary, Arriva Medical, LLC, are also in the process of responding to Civil Investigative Demands, or CIDs, from the United States Attorney’s office for the Middle District of Tennessee and the U.S. Department of Justice in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The most recent of the CIDs related to this matter was received in May 2017. The CIDs request patient and insurance billing and medical records, records related to interactions with third parties, and correspondence related to the same, communications with customers and terms of sale for diabetic products, dating back to January 2010. In an unrelated matter, in January 2017, our subsidiary Alere Home Monitoring, Inc., which offers home self-testing anticoagulation monitoring and VAD services and products, received a CID from the United States Attorney’s Office for the District of Massachusetts. The January 2017 CID, which covers similar subject matter to a letter request from the Department of Justice Civil Division dating back to June 2015, is broad in scope, but is understood to be primarily focused on obtaining records and information about Alere Home Monitoring, Inc.’s billing practices and policies relating to the frequency at which PT/INR self-testing is prescribed and performed since 2006. In addition, in March 2017, Alere Home Monitoring, Inc. received a second letter request from the Department of Justice Civil Division seeking additional information regarding billing frequencies of PT/INR self-testing beyond the original scope of the June 2015 request. We are cooperating with these various unrelated investigations and are providing documents and information responsive to each of the CIDs and letter requests. We cannot predict what effect, if any, these investigations, or any resulting claims, could have on us or our subsidiaries.

As previously disclosed, we received a U.S. Department of Justice criminal subpoena addressed to Alere Toxicology Services, Inc. on July 1, 2016 which seeks records related to Medicare, Medicaid and Tricare billings dating back to 2010 for specific patient samples tested at our Austin, Texas pain management laboratory and payments made to physicians. On June 8, 2017 we were informed that the U.S. Department of Justice is closing this investigation without taking any action against the Company or Alere Toxicology Services, Inc.

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

Our businesses may also be subject at any time to other commercial disputes, product liability claims, personal injury claims, including claims arising from or relating to product recalls, negligence claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, disputes regarding the payment of contingent consideration obligations and we expect that this will continue to be the case in the future. For example, several individuals have filed suits against us alleging personal injury claims in connection with the use of our INRatio products (which are in addition to the class action suits described above). In addition, the former shareholders of Ionian Technologies Inc. filed a lawsuit against us in May 2017 alleging, among other things, that they are owed $30.0 million in earn-out payments under the agreement pursuant to which we acquired Ionian Technologies.

Such lawsuits or claims generally seek damages or reimbursement, sometimes in substantial amounts. There are possible unfavorable outcomes related to litigation or governmental investigations that could materially impact our business, results of operations, financial condition, and cash flows.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on June 5, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

As previously disclosed, as of March 31, 2017, we were in default under the Credit Agreement and the respective indentures governing our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes as a result of our failure to timely furnish to the holders of such debt our annual financial statements for the fiscal year ended December 31, 2016 and certain related deliverables. We subsequently entered into amendments and obtained waivers with respect to such debt instruments with the requisite holders of such debt with regard to such defaults and certain other defaults thereunder (including our subsequent failure to timely furnish to the lenders pursuant to the Credit Agreement our quarterly financial statements for the three months ended March 31, 2017). For more information regarding this default and these amendments and waivers, see Note 11 to the consolidated financial statements “Long-term Debt” included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Description

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (b) our Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2017 and 2016, (c) our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: June 14, 2017	/s/ Jonathan Wygant
Jonathan Wygant
Chief Accounting Officer and Corporate Controller and an authorized officer