Form 10-Q
period 2017-06-30
ALERE INC.
filed 2017-08-03
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 1, 2017, was 87,577,345.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2017

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these forward-looking statements and these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. For additional information on forward-looking statements, see page 50 of this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

EXPLANATORY NOTE

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the 2016 Form 10-K, we had incorrectly recorded certain revenue transactions at our subsidiary in South Korea, Standard Diagnostics, Inc., or SD. Specifically, we failed to correctly apply U.S. generally accepted accounting principles, or U.S. GAAP, regarding the timing of revenue recognition primarily related to transactions in which we recognized revenue prior to full satisfaction of all contractual criteria for title and risk of loss passing to the customer as required by U.S. GAAP. The principal cause of these misstatements in the timing of revenue recognition was inappropriate conduct at our SD subsidiary. These misstatements were primarily the result of conduct and practices initiated by a former employee in the sales organization. The inappropriate conduct and practices involved, among other things, misrepresentation and/or fabrication of documents used to validate revenue recognition that were intentionally concealed from our senior leadership team and our external auditors at the time of the transactions and during the global revenue recognition assessment conducted as part of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further, other SD employees (in some cases subordinates of the initiating employee and local finance management responsible for other controls at SD) were involved in the inappropriate conduct or acted to conceal it.

These misstatements resulted in management and the Audit Committee of the Board of Directors of Alere Inc. concluding on April 12, 2017 that our previously issued financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 should not be relied upon. In addition, in the 2016 Form 10-K, we restated our audited financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014, and we also restated certain unaudited financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016, or the Restatement. We further included certain restated financial information as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 in Item 6. “Selected Consolidated Financial Data” in our 2016 Form 10-K.

As a result of the review that led to the Restatement, we did not timely file the 2016 Form 10-K (which was filed with the Securities and Exchange Commission on June 5, 2017) or the Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (which was filed with the Securities and Exchange Commission on June 14, 2017). As noted above, in connection with the Restatement, we restated certain financial information for the three and six months ended June 30, 2016, and the restated results for such periods are reflected in this Quarterly Report on Form 10-Q, including in Item 1. “Financial Statements (unaudited)”, Note 2 to such financial statements “Restatement of Previously Issued Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (As Restated)	2017	2016 (As Restated)
Net product sales	$425,926	$482,962	$889,371	$951,464
Services revenue	128,765	124,809	250,894	240,518

Net product sales and services revenue	554,691	607,771	1,140,265	1,191,982
License and royalty revenue	2,981	2,533	5,623	5,262

Net revenue	557,672	610,304	1,145,888	1,197,244

Cost of net product sales	222,632	249,837	452,463	491,161
Cost of services revenue	81,812	78,294	157,711	151,394

Cost of net product sales and services revenue	304,444	328,131	610,174	642,555
Cost of license and royalty revenue	496	535	1,256	1,926

Cost of net revenue	304,940	328,666	611,430	644,481

Gross profit	252,732	281,638	534,458	552,763
Operating expenses:
Research and development	29,448	28,446	55,732	55,508
Sales and marketing	96,243	102,444	190,434	203,084
General and administrative	156,040	136,854	322,313	251,810
Impairment and gain on dispositions, net	—	—	—	(3,810)

Operating (loss) income	(28,999)	13,894	(34,021)	46,171
Interest expense, including amortization of original issue discounts and deferred financing costs	(46,179)	(42,329)	(89,362)	(84,435)
Other (expense) income, net	(1,531)	(3,912)	(4,047)	(5,261)

Loss from operations before provision for income taxes	(76,709)	(32,347)	(127,430)	(43,525)
Provision for income taxes	17,312	2,582	35,921	2,410

Loss from operations before equity earnings of unconsolidated entities, net of tax	(94,021)	(34,929)	(163,351)	(45,935)
Equity earnings of unconsolidated entities, net of tax	1,321	2,122	6,522	7,156

Net loss	(92,700)	(32,807)	(156,829)	(38,779)
Less: Net income attributable to non-controlling interests	368	143	551	246

Net loss attributable to Alere Inc. and Subsidiaries	(93,068)	(32,950)	(157,380)	(39,025)
Preferred stock dividends	(5,308)	(5,308)	(10,558)	(10,617)

Net loss available to common stockholders	$(98,376)	$(38,258)	$(167,938)	$(49,642)

Basic and diluted net loss per common share:
Net loss per common share	$(1.13)	$(0.44)	$(1.92)	$(0.57)

Weighted-average shares — basic and diluted	87,360	86,737	87,300	86,692

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (As Restated)	2017	2016 (As Restated)
Net loss	$(92,700)	$(32,807)	$(156,829)	$(38,779)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	32,888	(44,135)	86,218	(21,942)
Minimum pension liability adjustment	(274)	531	(345)	686

Other comprehensive income (loss), before tax	32,614	(43,604)	85,873	(21,256)

Other comprehensive income (loss)	32,614	(43,604)	85,873	(21,256)

Comprehensive loss	(60,086)	(76,411)	(70,956)	(60,035)
Less: Comprehensive income attributable to non-controlling interests	368	143	551	246

Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(60,454)	$(76,554)	$(71,507)	$(60,281)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$491,699	$567,215
Restricted cash	52,480	51,550
Marketable securities	150	76
Accounts receivable, net of allowances of $76,072 and $75,798 at June 30, 2017 and December 31, 2016, respectively	377,963	413,535
Inventories, net	335,710	308,920
Prepaid expenses and other current assets	125,604	118,607

Total current assets	1,383,606	1,459,903
Property, plant and equipment, net	436,201	441,190
Goodwill	2,798,713	2,759,366
Other intangible assets with indefinite lives	21,469	27,164
Finite-lived intangible assets, net	754,682	805,577
Restricted cash	2,353	2,171
Other non-current assets	13,235	14,966
Investments in unconsolidated entities	79,656	72,225
Deferred tax assets	23,496	20,483
Non-current income tax receivable	43,424	45,234

Total assets	$5,556,835	$5,648,279

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$83,825	$82,370
Current portion of capital lease obligations	2,846	3,064
Accounts payable	226,212	195,879
Accrued expenses and other current liabilities	366,556	394,843

Total current liabilities	679,439	676,156

Long-term liabilities:
Long-term debt, net of current portion	2,815,572	2,858,205
Capital lease obligations, net of current portion	5,203	7,221
Deferred tax liabilities	123,775	119,098
Other long-term liabilities	167,273	155,992

Total long-term liabilities	3,111,823	3,140,516

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,701 at June 30, 2017 and December 31, 2016); Authorized: 2,300 shares; Issued: 2,065 shares at June 30, 2017 and December 31, 2016; Outstanding: 1,774 shares at June 30, 2017 and December 31, 2016	606,406	606,406
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 95,121 shares and 94,770 shares at June 30, 2017 and December 31, 2016, respectively; Outstanding: 87,442 shares and 87,091 shares at June 30, 2017 and December 31, 2016, respectively	95	95
Additional paid-in capital	3,479,904	3,474,979
Accumulated deficit	(1,764,499)	(1,607,119)
Treasury stock, at cost, 7,679 shares at June 30, 2017 and December 31, 2016	(184,971)	(184,971)
Accumulated other comprehensive loss	(376,525)	(462,398)

Total stockholders’ equity	1,760,410	1,826,992
Non-controlling interests	5,163	4,615

Total equity	1,765,573	1,831,607

Total liabilities and equity	$5,556,835	$5,648,279

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016 (As Restated)
Cash Flows from Operating Activities:
Net loss	$(156,829)	$(38,779)
Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,703	5,261
Depreciation and amortization	123,458	142,405
Non-cash stock-based compensation expense	19,932	20,607
Impairment of inventory	527	870
Impairment of long-lived assets	72	633
Loss on sale of fixed assets	9,282	4,235
Equity earnings of unconsolidated entities, net of tax	(6,522)	(7,156)
Deferred income taxes	—	(13,210)
Gain on business dispositions	—	(3,810)
Other non-cash items	1,974	9,720
Non-cash change in fair value of contingent consideration	2,833	(1,780)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	46,732	10,376
Inventories, net	(40,514)	(2,518)
Prepaid expenses and other current assets	(2,255)	(25,138)
Accounts payable	24,593	(1)
Accrued expenses and other current liabilities	(33,682)	511
Other non-current assets and liabilities	9,994	(6,370)
Cash paid for contingent consideration	(301)	(324)

Net cash provided by operating activities	9,997	95,532

Cash Flows from Investing Activities:
Increase in restricted cash	(1,368)	(449)
Purchases of property, plant and equipment	(24,489)	(32,318)
Proceeds from sale of property, plant and equipment	405	892
Cash received from business disposition, net of cash divested	—	21,470
Cash paid for business acquisitions, net of cash acquired	(3,055)	(5,958)
Cash received from sales of marketable securities	372	90
Cash received from equity method investments	—	2,383
Cash paid for equity investments	(232)	(184)
Proceeds from sale of equity investments	229	—
Decrease in other assets	1,417	495

Net cash used in investing activities	(26,721)	(13,579)

Cash Flows from Financing Activities:
Cash paid for financing costs	(32,480)	(19,564)
Cash paid for contingent consideration	(201)	(485)
Proceeds from issuance of common stock, net of issuance costs	2,300	11,124
Proceeds from issuance of long-term debt	—	381
Payments on short-term debt	—	(791)
Payments on long-term debt	(20,685)	(177,637)
Net proceeds under revolving credit facilities	1,169	126,213
Cash paid for dividends	(10,646)	(10,646)
Cash paid for employee taxes related to shares withheld	(6,682)	(1,410)
Other financing fees	(1,302)	—
Principal payments on capital lease obligations	(1,651)	(2,210)

Net cash used in financing activities	(70,178)	(75,025)

Foreign exchange effect on cash and cash equivalents	11,386	(2,964)

Net (decrease) increase in cash and cash equivalents	(75,516)	3,964
Cash and cash equivalents, beginning of period	567,215	502,200

Cash and cash equivalents, end of period	$491,699	$506,164

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

Our operating segments are currently (i) professional diagnostics; (ii) consumer diagnostics; and (iii) other non-reportable. In January 2015, we sold our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, which we refer to collectively as our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that was retained by Alere was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two reportable operating segments: (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and this Quarterly Report on Form 10-Q, we are reporting our Alere Home Monitoring business as a separate segment under the heading “other non-reportable segment.” Alere Home Monitoring distributes PT/INR coagulation monitors and facilitates the distribution of equipment and supplies to power and control customers’ implanted ventricular assist devices, or VADs, as well as telemonitoring services that allows VAD coordinators to monitor patients soon after discharge and receive alerts when critical patient values fall outside pre-established ranges. The information presented herein for the three and six months ended June 30, 2016 has been retroactively adjusted to reflect the foregoing changes in the segment presentation.

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

In our Annual Report on Form 10-K for the year ended December 31, 2016, we restated the annual financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014, and also restated certain unaudited condensed financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016, which we refer to herein as the Restatement. As a result, the financial statements and information as presented in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 have been restated.

The Restatement was the result of the failure to correctly apply U.S. GAAP regarding the timing of revenue recognition primarily related to transactions in which we recognized revenue prior to full satisfaction of all contractual criteria for title and risk of loss passing to the customer as required by U.S. GAAP. The principal cause of these misstatements in the timing of revenue recognition was inappropriate conduct at our Standard Diagnostics subsidiary, or SD. These misstatements were primarily the result of conduct and practices initiated by a former employee in the sales organization. The inappropriate conduct and practices involved, among other things, misrepresentation and/or fabrication of documents used to validate revenue recognition that were intentionally concealed from our senior leadership team and our external auditors at the time of the transactions and during the global revenue recognition assessment conducted as part of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Further, other SD employees (in some cases subordinates of the initiating employee and local finance management responsible for other controls at SD) were involved in the inappropriate conduct or acted to conceal it. In addition, the Restatement reflects corrections for certain other misstatements that we identified in 2017 relating to 2014, 2015 and 2016. These adjustments as they relate to the periods presented in this Quarterly Report on Form 10-Q relate to (a) misstatements in the classification of certain amounts between current assets, noncurrent assets and current liabilities, (b) misstatements in the classification of certain legal-related charges between non-operating expenses and operating expenses, and (c) misstatements to general and administrative expenses to correct the timing of bad debt expenses. The Restatement did not result in a change to our previously reported total amounts for net cash flows from operating activities, investing activities, or financing activities. There was no impact to net change in cash and cash equivalents for any previously reported periods.

The following schedules reconcile the amounts as previously reported in the applicable financial statements as filed with the SEC (prior to the Restatement) to the corresponding restatement amounts for the three and six months ended June 30, 2016:

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustment (1)	As Restated
Net product sales	$483,746	$(784)	$482,962
Services revenue	124,809	—	124,809

Net product sales and services revenue	608,555	(784)	607,771
License and royalty revenue	2,533	—	2,533

Net revenue	611,088	(784)	610,304

Cost of net product sales	250,398	(561)	249,837
Cost of services revenue	78,294	—	78,294

Cost of net product sales and services revenue	328,692	(561)	328,131
Cost of license and royalty revenue	535	—	535

Cost of net revenue	329,227	(561)	328,666

Gross profit	281,861	(223)	281,638
Operating expenses:			—
Research and development	28,446	—	28,446
Sales and marketing	102,516	(72)	102,444
General and administrative	128,354	8,500	136,854

Operating income (loss)	22,545	(8,651)	13,894
Interest expense, including amortization of original issue discounts and deferred financing costs	(42,329)	—	(42,329)
Other (expense) income, net	(14,112)	10,200	(3,912)

(Loss) income from operations before provision (benefit) for income taxes	(33,896)	1,549	(32,347)
Provision (benefit) for income taxes	3,117	(535)	2,582

(Loss) income from operations before equity earnings of unconsolidated entities, net of tax	(37,013)	2,084	(34,929)
Equity earnings of unconsolidated entities, net of tax	2,122	—	2,122

Net (loss) income	(34,891)	2,084	(32,807)
Less: Net income attributable to non-controlling interests	143	—	143

Net (loss) income attributable to Alere Inc. and Subsidiaries	(35,034)	2,084	(32,950)
Preferred stock dividends	(5,308)	—	(5,308)

Net (loss) income available to common stockholders	$(40,342)	$2,084	$(38,258)

Basic and Diluted net income (loss) per common share:
Net (loss) income per common share	$(0.46)	$0.02	$(0.44)

Weighted-average shares —basic and diluted	86,737	—	86,737

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter, except for the adjustments to increase general and administrative expenses, which is comprised of (a) a $1,700 adjustment to decrease bad debt expense and (b) a $10,200 reclassification adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

	Three Months Ended June 30 , 2016
	As Previously Reported	Restatement Adjustment (1)	As Restated
Comprehensive (loss) income attributable to Alere Inc. and Subsidiaries	$(78,638)	$2,084	$(76,554)

(1)	The restatement adjustment to total comprehensive (loss) income attributable to Alere Inc. and Subsidiaries is comprised solely of the restatement adjustment to net (loss) income for the period.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustment (1)	As Restated
Net product sales	$943,517	$7,947	$951,464
Services revenue	240,518	—	240,518

Net product sales and services revenue	1,184,035	7,947	1,191,982
License and royalty revenue	5,262	—	5,262

Net revenue	1,189,297	7,947	1,197,244

Cost of net product sales	487,859	3,302	491,161
Cost of services revenue	151,394	—	151,394

Cost of net product sales and services revenue	639,253	3,302	642,555
Cost of license and royalty revenue	1,926	—	1,926

Cost of net revenue	641,179	3,302	644,481

Gross profit	548,118	4,645	552,763
Operating expenses:
Research and development	55,508	—	55,508
Sales and marketing	202,329	755	203,084
General and administrative	243,310	8,500	251,810
Impairment and (gain) loss on dispositions, net	(3,810)	—	(3,810)

Operating income (loss)	50,781	(4,610)	46,171
Interest expense, including amortization of original issue discounts and deferred financing costs	(84,435)	—	(84,435)
Other (expense) income, net	(15,461)	10,200	(5,261)

(Loss) income from operations before provision (benefit) for income taxes	(49,115)	5,590	(43,525)
Provision (benefit) for income taxes	2,909	(499)	2,410

(Loss) income from operations before equity earnings of unconsolidated entities, net of tax	(52,024)	6,089	(45,935)
Equity earnings of unconsolidated entities, net of tax	7,156	—	7,156

Net (loss) income	(44,868)	6,089	(38,779)
Less: Net income attributable to non-controlling interests	246	—	246

Net (loss) income attributable to Alere Inc. and Subsidiaries	(45,114)	6,089	(39,025)
Preferred stock dividends	(10,617)	—	(10,617)

Net (loss) income available to common stockholders	$(55,731)	$6,089	$(49,642)

Basic and Diluted net income (loss) per common share:
Net (loss) income per common share	$(0.64)	$0.07	$(0.57)

Weighted-average shares —basic and diluted	86,692	—	86,692

(1)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter, except for the adjustments to increase general and administrative expenses, which is comprised of (a) a $1,700 adjustment to decrease bad debt expense and (b) a $10,200 reclassification adjustment to reclassify certain legal-related charges from other income (expense), net to general and administrative expenses.

	Six Months Ended June 30, 2016
	As Previously Reported	Restatement Adjustment (1)	As Restated
Comprehensive (loss) income attributable to Alere Inc. and Subsidiaries	$(66,370)	$6,089	$(60,281)

(1)	The restatement adjustment to total comprehensive (loss) income attributable to Alere Inc. and Subsidiaries is comprised solely of the restatement adjustment to net (loss) income for the period.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30, 2016
	As Previously Reported (1)	Restatement Adjustment (2)	As Restated
Cash Flows from Operating Activities:
Net loss	$(44,868)	$6,089	$(38,779)
Adjustments to reconcile loss from operations to net cash (used in) provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	5,261	—	5,261
Depreciation and amortization	142,405	—	142,405
Non-cash stock-based compensation expense	20,607	—	20,607
Impairment of inventory	870	—	870
Impairment of long-lived assets	633	—	633
Loss on sale of fixed assets	4,235	—	4,235
Equity earnings of unconsolidated entities, net of tax	(7,156)	—	(7,156)
Deferred income taxes	(13,210)	—	(13,210)
Gain on business dispositions	(3,810)	—	(3,810)
Other non-cash items	9,720	—	9,720
Non-cash change in fair value of contingent consideration	(1,780)	—	(1,780)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	20,023	(9,647)	10,376
Inventories, net	(5,820)	3,302	(2,518)
Prepaid expenses and other current assets	(24,881)	(257)	(25,138)
Accounts payable	(1)	—	(1)
Accrued expenses and other current liabilities	(266)	777	511
Other non-current assets and liabilities	(6,106)	(264)	(6,370)
Cash paid for contingent consideration	(324)	—	(324)

Net cash (used in) provided by operating activities	95,532	—	95,532

Cash Flows from Investing Activities:
Increase in restricted cash	(449)	—	(449)
Purchases of property, plant and equipment	(32,318)	—	(32,318)
Proceeds from sale of property, plant and equipment	892	—	892
Cash received from business disposition, net of cash divested	21,470	—	21,470
Cash paid for business acquisitions, net of cash acquired	(5,958)	—	(5,958)
Cash received from sales of marketable securities	90	—	90
Cash received from equity method investments	2,383	—	2,383
Cash paid for equity investments	(184)	—	(184)
Increase (decrease) in other assets	495	—	495

Net cash (used in) provided by investing activities	(13,579)	—	(13,579)

Cash Flows from Financing Activities:
Cash paid for financing costs	(19,564)	—	(19,564)
Cash paid for contingent consideration	(485)	—	(485)
Proceeds from issuance of common stock, net of issuance costs	11,124	—	11,124
Proceeds from issuance of long-term debt	381	—	381
Payments on short-term debt	(791)	—	(791)
Payments on long-term debt	(177,637)	—	(177,637)
Net proceeds (payments) under revolving credit facilities	126,213	—	126,213
Cash paid for dividends	(10,646)	—	(10,646)
Cash paid for employee taxes related to shares withheld	(1,410)	—	(1,410)
Principal payments on capital lease obligations	(2,210)	—	(2,210)

Net cash used in financing activities	(75,025)	—	(75,025)

Foreign exchange effect on cash and cash equivalents	(2,964)	—	(2,964)

Net decrease in cash and cash equivalents	3,964	—	3,964
Cash and cash equivalents, beginning of period	502,200	—	502,200

Cash and cash equivalents, end of period	$506,164	$—	$506,164

(1)	The figures presented in this column represent the amounts most recently presented in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and such amounts have been revised from the figures presented in such Quarterly Report on Form 10-Q as a result of the retrospective adoption of ASU 2016-09, which reclassified $1,410 of employee taxes related to shares withheld from operating activities to financing activities.
(2)	All adjustments in this column relate to the misstatements associated with the Standard Diagnostics revenue recognition matter and the misstatements in the classification of certain amounts between current assets, noncurrent assets and current liabilities.

(3) Merger Agreement

Merger Agreement with Abbott Laboratories

On January 30, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Abbott Laboratories, or Abbott. The Merger Agreement provides for the merger of a wholly owned subsidiary of Abbott with and into Alere, or the merger, with Alere surviving the merger as a wholly owned subsidiary of Abbott, or the surviving corporation. Under the terms of the Merger Agreement, prior to its amendment (as described herein), holders of shares of our common stock were entitled to receive $56.00 in cash, without interest, in exchange for each share of common stock. On April 13, 2017, Abbott and Alere entered into an Amendment to Agreement and Plan of Merger, or the Merger Agreement Amendment, which amends the Merger Agreement (as amended by the Merger Agreement Amendment, the Amended Merger Agreement), which provides, among other things, that the holders of shares of our common stock will receive $51.00 in cash, without interest, in exchange for each share of common stock. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. The Amended Merger Agreement has been approved by our Board of Directors, and, on July 7, 2017, the holders of a majority of the outstanding shares of our common stock approved the adoption of the Amended Merger Agreement.

Completion of the merger pursuant to the Amended Merger Agreement is subject to remaining customary closing conditions, including (1) there being no judgment or law enjoining or otherwise prohibiting the consummation of the merger, (2) the expiration of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of other required antitrust approvals and (3) the absence of a Material Adverse Effect (as defined in the Amended Merger Agreement). Under the terms of the Amended Merger Agreement, Abbott has agreed to make certain divestitures if necessary to obtain the consent of the antitrust authorities to the transaction contemplated by the Amended Merger Agreement, subject to certain exceptions set forth in the Amended Merger Agreement. The obligation of each of the parties to consummate the merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Amended Merger Agreement. The Amended Merger Agreement contains certain termination rights that allow the Amended Merger Agreement to be terminated in certain circumstances.

In addition, the Merger Agreement Amendment extends the date after which each of Alere and Abbott would have a right to terminate the Amended Merger Agreement to September 30, 2017, subject to the terms and conditions set forth in the Amended Merger Agreement. The Merger Agreement Amendment reduces the termination fee that Alere may be required to pay Abbott under specified circumstances to $161 million, from $177 million. The Merger Agreement Amendment also provides that neither any matter set forth in our public filings made with the SEC between January 1, 2014 and April 13, 2017, nor any matter of which Abbott or any of Abbott’s representatives was made aware prior to April 13, 2017, could be taken into account in determining whether a Material Adverse Effect has occurred or would reasonably be expected to occur. Further, in addition to the qualifications set forth in the original Merger Agreement, the Merger Agreement Amendment qualifies all of our representations and warranties made in the Amended Merger Agreement (including those made in the original Merger Agreement) by all matters set forth in our public filings made with the SEC between January 1, 2014 and April 13, 2017 and any matter known by Abbott or any of Abbott’s representatives prior to April 13, 2017.

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

On January 25, 2017, the European Commission approved the merger under the EU Merger Regulation. The approval is conditional on, and the merger may not be completed until, Abbott has entered into binding agreements to divest the epoc and Triage product lines, as well as our activities relating to the commercialization of BNP assays for use on Beckman-Coulter laboratory analyzers, to one or more purchasers. The purchasers and terms of sale need to be approved by the European Commission.

We have entered into agreements to sell each of the epoc product line, Triage product line and Alere’s activities relating to the commercialization of BNP assays for use on Beckman-Coulter analyzers. On July 15, 2017, we entered into a Purchase Agreement with, solely for purposes of Sections 6.13 and 12.15 thereof, Quidel Corporation, QTB Acquisition Corp. (a wholly-owned subsidiary of Quidel Corporation) and, for the limited purposes set forth therein, Abbott pursuant to which we agreed to sell to QTB Acquisition Corp. our cardiovascular and toxicology Triage MeterPro business for aggregate consideration consisting of $400.0 million in cash (subject to an inventory adjustment), payable at the closing of the acquisition, and the assumption of certain post-closing liabilities. On that date, we also entered into another Purchase Agreement with, solely for purposes of Section 11.15 thereof, Quidel Corporation, QTB Acquisition Corp. and, for the limited purposes set forth therein, Abbott pursuant to which we agreed to sell to QTB Acquisition Corp. our assets and liabilities relating to our contractual arrangement with Beckman Coulter, Inc. for the supply by us of antibodies and other inputs related to, and distribution of, the Triage BNP Test for the Beckman Coulter Access Family of Immunoassay Systems for aggregate consideration consisting of up to $40.0 million in cash (subject to an inventory adjustment), payable in five annual installments, the first of which will be paid approximately six months after the closing of the transactions contemplated by the agreement, and the assumption of certain post-closing liabilities. The consummation of the transactions contemplated by each purchase agreement with Quidel is subject to the consummation of the transactions contemplated by both the Amended Merger Agreement and the other purchase agreement with Quidel and other customary closing conditions. On July 21, 2017, we entered into a Purchase Agreement with Siemens Diagnostics Holding II B.V. and, for the limited purposes set forth therein, Abbott, pursuant to which we agreed to sell to Siemens Diagnostics Holding II B.V. our Epocal subsidiary, including the epoc Blood Analysis system. The consummation of the transactions contemplated by the purchase agreement with Siemens Diagnostics Holding II B.V. is subject to the consummation of the transactions contemplated by the Amended Merger Agreement and customary closing conditions. The purchasers and the terms of sale pursuant to each of the purchase agreements described in this paragraph have not yet been approved by the applicable regulatory authorities. The transactions contemplated by such agreements are expected to occur concurrent with, or as soon as practicable following, the closing of the merger with Abbott. For additional information on these agreements, see Note 21 Subsequent Events.

On April 20, 2017, the South Korean antitrust authority informed Abbott that it would be expanding its review period by 90 days, which period has been periodically extended in order to respond to certain requests for information from the South Korean antitrust authority.

As of the date of the filing of this Quarterly Report on Form 10-Q, antitrust approvals from the FTC, the Bureau and the South Korean antitrust authorities, each of which is required pursuant to the Amended Merger Agreement, have not been obtained. The European Commission has not approved the purchasers or the terms of sale of the three divestiture transactions described above. We cannot guarantee that the European Commission will approve each of the purchasers and terms of sale by September 30, 2017, the date on which the Amended Merger Agreement may be terminated, subject to the terms set forth therein.

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

(4) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2017, our cash equivalents consisted of money market funds.

(5) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$110,271	$97,652
Work-in-process	69,053	69,086
Finished goods	156,386	142,182

	$335,710	$308,920

(6) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of net revenue	$397	$601	$793	$1,080
Research and development	382	481	766	879
Sales and marketing	1,739	2,636	3,593	4,561
General and administrative	7,051	7,286	14,780	14,086

	9,569	11,004	19,932	20,607
Benefit for income taxes	154	—	278	—

Stock-based compensation, net of tax	$9,723	$11,004	$20,210	$20,607

(7) Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (As Restated)	2017	2016 (As Restated)
Basic and diluted net loss per common share:
Numerator:
Loss from operations	$(92,700)	$(32,807)	$(156,829)	$(38,779)
Preferred stock dividends	(5,308)	(5,308)	(10,558)	(10,617)

Loss from operations attributable to common shares	(98,008)	(38,115)	(167,387)	(49,396)
Less: Net income attributable to non-controlling interest	368	143	551	246

Net loss available to common stockholders	$(98,376)	$(38,258)	$(167,938)	$(49,642)

Denominator:
Weighted-average common shares outstanding — basic and diluted	87,360	86,737	87,300	86,692

Basic and diluted net loss per common share:
Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(1.13)	$(0.44)	$(1.92)	$(0.57)

The following potential dilutive securities were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Denominator:
Options to purchase shares of common stock	6,185	7,329	6,185	7,329
Conversion shares related to 3% convertible senior subordinated notes	—	1,687	—	2,549
Conversion shares related to Series B convertible preferred stock	10,238	10,238	10,238	10,238

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	16,423	19,254	16,423	20,116

(8) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For the three and six months ended June 30, 2017 and 2016, Series B preferred stock dividends amounted to $5.3 million and $10.6 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share for each of the respective periods. As of June 30, 2017, $5.3 million of Series B preferred stock dividends was accrued. As of July 15, 2017, payments have been made covering all dividend periods through June 30, 2017.

The Series B preferred stock dividends for the three and six months ended June 30, 2017 and 2016 were paid in cash in the subsequent quarters.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the six months ended June 30, 2017 is provided below (in thousands):

	Six Months Ended June 30, 2017
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$1,826,992	$4,615	$1,831,607
Issuance of common stock under employee compensation plans	2,300	—	2,300
Surrender of common stock to settle taxes on restricted stock units	(6,661)	—	(6,661)
Preferred stock dividends	(10,646)	—	(10,646)
Stock-based compensation expense	19,932	—	19,932
Other adjustments	—	(3)	(3)
Net (loss) income	(157,380)	551	(156,829)
Total other comprehensive income	85,873	—	85,873

Equity, end of period	$1,760,410	$5,163	$1,765,573

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

Our consolidated statements of operations for the three and six months ended June 30, 2017 included revenue totaling approximately $1.9 million and $3.6 million, respectively, related to this business. Our consolidated statements of operations for the three and six months ended June 30, 2016 included revenue totaling approximately $1.7 million and $2.6 million, respectively, related to this business. Goodwill has been recognized in the acquisition and amounted to approximately $2.1 million, which is not deductible for tax purposes.

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

(10) Restructuring

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Caption	2017	2016	2017	2016
Cost of net revenue	$996	$1,103	$1,811	$2,370
Research and development	(13)	1,034	114	2,954
Sales and marketing	(49)	259	(39)	909

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Caption	2017	2016	2017	2016
General and administrative	1,714	6,389	3,792	10,215

Total operating expenses	2,648	8,785	5,678	16,448
Interest expense, including amortization of original issue discounts and deferred financing costs	—	2	1	7

Total restructuring charges	$2,648	$8,787	$5,679	$16,455

(a) Restructuring Plans

During 2016, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our manufacturing and supply chain, and research and development groups, as well as closing certain business locations in Europe and the United States. The following table summarizes the restructuring expenses we incurred for the three and six months ended June 30, 2017 and 2016 and since inception for all restructuring plans adopted by us, including the 2016 restructuring plans. Our restructuring plans are disclosed in Note 23 to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
	2017	2016	2017	2016
Professional Diagnostics
Severance-related costs	$176	$3,183	$854	$6,274	$48,277
Facility and transition costs	712	213	1,155	1,194	17,090
Other exit costs	—	2	1	7	834

Cash charges	888	3,398	2,010	7,475	66,201
Fixed asset and inventory impairments	597	21	597	419	18,548
Other non-cash charges	—	(3)	—	210	2,160

Total professional diagnostics charges	$1,485	$3,416	$2,607	$8,104	$86,909

Corporate and Other
Severance-related costs	$—	$(19)	$1	$(4)	$4,624
Facility and transition costs	1,163	5,390	3,071	8,355	36,042

Total corporate and other charges	$1,163	$5,371	$3,072	$8,351	$40,666

Total restructuring charges	$2,648	$8,787	$5,679	$16,455	$127,575

We anticipate incurring approximately $6.5 million in additional costs under our 2016 restructuring plans related to our professional diagnostics and corporate and other business segments, primarily related to integration and operational initiatives related to our international supply chain. We may develop additional restructuring plans over the remainder of 2017 and beyond. In addition, we anticipate incurring approximately $1.3 million in additional costs under earlier restructuring plans related to our professional diagnostics and corporate and other business segments, primarily related to the closure of our manufacturing facility in Israel. These are estimated costs which have not yet been recognized under U.S. GAAP, but are anticipated in future periods based on the plans that have been determined by management.

(b) Restructuring Reserves

The following table summarizes our restructuring reserves related to the restructuring plans described above, of which $2.7 million is included in accrued expenses and other current liabilities and $0.3 million is included in other long-term liabilities on our accompanying consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2016	$3,339	$7,512	$39	$10,890
Charges	855	4,226	1	5,082
Payments	(2,616)	(10,395)	(40)	(13,051)
Currency adjustments	50	57	—	107

Balance, June 30, 2017	$1,628	$1,400	$—	$3,028

(11) Long-term Debt

We had the following long-term debt balances outstanding as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
A term loans(1)(2)(3)	$528,097	$544,745
B term loans(1)(2)(3)	944,033	952,664
Revolving loans(1)(2)(3)	125,000	125,000
7.25% Senior notes(2)(3)(4)	438,099	442,709
6.5% Senior subordinated notes(2)(3)	409,155	415,102
6.375% Senior subordinated notes(2)(3)	406,212	412,831
Other lines of credit	2,421	1,124
Other	46,380	46,400

	2,899,397	2,940,575
Less: Short-term debt and current portion of long-term debt	(83,825)	(82,370)

Long-term debt	$2,815,572	$2,858,205

(1)	Incurred under our secured credit facility entered into on June 18, 2015.
(2)	As discussed more fully in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” (i) on March 31, 2016 we were in default under the credit agreement governing our secured credit facility, or the Credit Agreement, and the respective indentures governing our 7.25% senior notes due 2018, or the 7.25% senior notes, our 6.5% senior subordinated notes due 2020, or the 6.5% senior subordinated notes, our 6.375% senior subordinated notes due 2023, or the 6.375% senior subordinated notes, and our 3% convertible senior subordinated notes due 2016, or the 3% convertible senior subordinated notes, as a result of our failure to timely furnish to the holders of such debt our annual financial statements for the year ended December 31, 2015 and (ii) on April 22, 2016, we entered into an amendment to the Credit Agreement and, on May 10, 2016, we obtained consents from the requisite holders of our senior notes and senior subordinated notes (other than holders of our 3% convertible senior subordinated notes) to waive certain defaults and extend the deadline dates for the filing and delivery, as applicable, of our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and certain related deliverables in order to avoid events of default under the Credit Agreement and the indentures governing our notes. As discussed more fully in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” in August 2016 we entered into a further amendment to the Credit Agreement with respect to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 to, among other things, extend the deadline date for such filing. In addition, because we had not filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 at or prior to the time set forth in the indentures governing our outstanding notes, we were also in default thereunder. However, the filing of such Quarterly Report on Form 10-Q on September 6, 2016 cured such default prior to the expiration of the applicable cure periods under the indentures governing our notes.
(3)	As discussed more fully below, due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we were in default under the terms of the Credit Agreement and the indentures governing our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes. In order to avoid events of default and the potential acceleration of the indebtedness under the Credit Agreement, in April 2017 and May 2017 we entered into two separate amendments to the Credit Agreement pursuant to which the lenders thereunder agreed to, among other things, extend the deadlines for delivery of the financial statements for the fiscal year ended December 31, 2016 and the fiscal quarter ended March 31, 2017 and certain related deliverables, as described below. As discussed more fully below, in May 2017, we obtained the consents from holders of our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes to extend the deadlines for delivery of certain financial information and to waive through June 15, 2017 any default or event of default that occurred, is continuing or may occur under the respective indentures under which such notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
(4)	The 7.25% senior notes mature on July 1, 2018, unless earlier redeemed. Upon maturity, we will be required to pay the principal amount of $450 million, plus all accrued and unpaid interest. Management expects that the acquisition of Alere by Abbott pursuant to the terms of the Amended Merger Agreement will take place prior to the maturity date of July 1, 2018 and, if this expectation is correct, the holders of the 7.25% senior notes will have the rights set forth in the applicable indenture in connection with such transaction as set forth below in this paragraph. In the event that the transactions contemplated by the Amended Merger Agreement do not close, we expect that we would be able to pay such principal and accrued interest on the 7.25% senior notes by one or a combination of the following: refinancing such indebtedness (as we have done in the past), using available cash resources, or utilizing amounts available under the revolving credit facility. If a change of control occurs, subject to specified conditions, we must give holders of the 7.25% senior notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the purchase. The merger under the Amended Merger Agreement, as described in Note 3 above will, if consummated, constitute a change of control under the indenture governing the 7.25% senior notes.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Secured credit facility (1)(2)	$19,559	$17,834	$38,289	$34,877
7.25% Senior notes(2)	10,638	8,904	20,010	17,428
6.5% Senior subordinated notes(2)	8,056	7,405	15,673	14,636
6.375% Senior subordinated notes(2)	7,467	7,112	14,709	14,115
3% Convertible senior subordinated convertible notes	—	603	—	1,847
Other	459	471	681	1,532

	$46,179	$42,329	$89,362	$84,435

(1)	Includes “A” term loans, “B” term loans, and revolving line of credit loans.
(2)	For the three and six months ended June 30, 2017, the amounts include $4.3 million and $6.4 million, respectively, related to the amortization of fees paid for certain debt modifications. For the three and six months ended June 30, 2016, the amounts include $0.9 million in both periods related to the amortization of fees paid for certain debt modifications.

April 2017 Amendment to Credit Facility

On April 24, 2017, we entered into a Third Amendment to the Credit Agreement for our secured credit facility, dated as of June 18, 2015, among the Company, the several lenders from time to time party thereto, the Administrative Agents (as defined in the Credit Agreement) and certain other agents and arrangers. Pursuant to the Third Amendment, the lenders under the Credit Agreement agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or may occur after April 24, 2017, resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 by the applicable deadline under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of our review described in our Current Report on Form 8-K as filed with the SEC on April 17, 2017, or the April 8-K, as a result of our incorrect recognition of revenue transactions at our South Korean and Japanese locations for certain fiscal periods set forth in the Third Amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the review described in the April 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions at our South Korean and Japanese locations for certain fiscal periods set forth in the Third Amendment and (ii) extend the deadlines for delivery of the financial statements for the fiscal year ended December 31, 2016, and certain related deliverables, or the Financial Reports. In connection with the Third Amendment, we agreed to pay, among other fees and expenses, to each lender that approved the Third Amendment a consent fee of 0.125% of the sum of (i) the aggregate principal amount of such lender’s Term Loans (as defined in the Credit Agreement) outstanding on the effective date of the Third Amendment and (ii) such lender’s Revolving Credit Commitment (as defined in the Credit Agreement) in effect on the effective date of the Third Amendment. We incurred and paid approximately $3.3 million in fees and expenses associated with this Third Amendment. The amendment was deemed to be a debt modification, and therefore the payments were capitalized and will be amortized to interest expense over the remaining term of the debt.

May 2017 Consent Solicitation for Notes

On May 1, 2017, we commenced consent solicitations relating to each series of the Notes. On May 4, 2017, we made certain modifications to the consent solicitations, which are reflected herein. We solicited consents from holders of each series of Notes to extend the deadline for delivery of certain financial information and to waive through and until 5:00 p.m., New York City time, on June 15, 2017, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Fiscal Year 2016 Failure to File. If we did not file the Annual Report on Form 10-K for 2016 and if we had failed to obtain the waivers requested pursuant to the consent solicitations, in each case on or before (i) May 16, 2017, with respect to the 7.25% Senior Notes, (ii) May 19, 2017, with respect to the 6.5% Senior Subordinated Notes, and (iii) June 2, 2017, with respect to the 6.375% Senior Subordinated Notes, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustees or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated May 1, 2017, as supplemented, we offered to pay to each holder of Notes, as of April 28, 2017, a cash payment equal to $17.50 for each $1,000 principal amount of such holder’s Notes, or the Consent Fee, in respect of which the holder validly delivered (and did not validly revoke) a consent prior to 5:00 p.m. New York City time, on May 5, 2017 (such time and date, the

Expiration Date), provided that we received and accepted the requisite consents for all series of Notes. If, at any time prior to 9:30 a.m., New York City time, on May 8, 2017, we filed with the SEC the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and we terminated the consent solicitations, we would pay to each holder of each series of Notes who delivered (and did not revoke) a valid and duly executed consent prior to the Expiration Date a cash payment, in lieu of the Consent Fee, equal to $10.00 for each $1,000 principal amount of Notes for which such Holder delivered its Consent, or the Consent Termination Fee. On May 8, 2017, we successfully completed this solicitation and, in connection with the completion, we incurred and paid the Consent Fee to the consenting holders in an aggregate amount of approximately $23.8 million. We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and certain related deliverables prior to the June 15, 2017 deadline as established pursuant to this consent solicitation. The consents were deemed to be a debt modification, and therefore the payments were capitalized and will be amortized to interest expense over the remaining term of the debt.

May 2017 Amendment to Credit Facility

On May 30, 2017, we entered into a fourth amendment to the Credit Agreement pursuant to which the lenders under the Credit Agreement agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) that may have occurred, are occurring or occur after May 30, 2017, resulting from, among other things, (x) failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and the related deliverables for the fiscal year ended December 31, 2016 and the fiscal quarter ended March 31, 2017, in each case, by the applicable deadlines under the Credit Agreement, (y) any restatement, revision or other adjustment of certain financial statements as a result of the Company’s review described in our Current Report on Form 8-K (as filed with the SEC on May 22, 2017), or the May 8-K, as a result of our incorrect recognition of revenue transactions for certain fiscal periods set forth in the amendment and (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered that is discovered as part of the review described in the May 8-K, to the extent that such breach is due to our incorrect recognition of revenue transactions for certain fiscal periods set forth in the fourth amendment, (ii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal year ended December 31, 2016, to the earlier of (A) July 15, 2017, and (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures governing our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver such financial statements and (iii) extend the deadlines for delivery of the financial statements and the related deliverables for the fiscal quarter ended March 31, 2017 to the earliest of (A) the date that is ten business days after delivery of the financial statements for the fiscal year ended December 31, 2016, (B) the date that is three business days prior to the earliest date (after giving effect to any applicable cure periods or any waivers or other types of extensions) that an event of default would arise under the indentures governing our 6.5% senior subordinated notes, 6.375% senior subordinated notes and 7.25% senior notes as a result of the failure to timely deliver the financial statements for the fiscal quarter ended March 31, 2017 and (C) July 28, 2017. In connection with this amendment, we agreed to pay, among other fees and expenses, to the lenders that approved the amendment a consent fee of 0.25% of the sum of such lender’s (i) aggregate principal amount of its Term Loans outstanding and (ii) Revolving Credit Commitment (each as defined in the Credit Agreement in effect on the effective date of the fourth amendment). We incurred and paid approximately $5.4 million in fees and expenses associated with this Fourth Amendment. We delivered the financial statements for the fiscal year ended December 31, 2016 and March 31, 2017 and certain related deliverables prior to the deadlines as set forth in this amendment. The amendment was deemed to be a debt modification, and therefore the payments were capitalized and will be amortized to interest expense over the remaining term of the debt.

June 2017 Consent Solicitation for Notes

On June 1, 2017, we commenced consent solicitations relating to each series of our Notes. We solicited consents from holders of each series of Notes to further extend the deadline for delivery of certain financial information and to waive, in each case (i) through and until 5:00 p.m., New York City time, on August 4, 2017 (such time and date, the “First Waiver Date”), (ii) through and until 5:00 p.m., New York City time, on September 5, 2017 (such time and date, the “Second Waiver Date”) if uncured immediately prior to the First Waiver Date, and (iii) through and until 5:00 p.m., New York City time, on October 4, 2017 (such time and date, the “Third Waiver Date”) if uncured immediately prior to the Second Waiver Date, any default or event of default that occurred, is continuing or may occur under the indentures (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, the 2016 Form 10-K (the “Fiscal Year 2016 10-K Failure to File”) and the Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Failure to File” and, together with the Fiscal Year 2016 10-K Failure to File, the “2017 Failures to File”). If we had not filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 by June 15, 2017, an event of default would have arisen under the respective series of notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustee or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated as of June 1, 2017, and provided that we receive and accept the requisite consents for all series of Notes, we offered to pay to each holder of Notes as of 5:00 p.m., New York City time, on May 31, 2017, (1) a cash payment promptly following the Expiration Date (as defined below) equal to: $20.00 for each $1,000 principal amount of 6.375% Notes for which such holder delivered its consent (the “6.375% Notes First Consent Fee”), $15.00 for each $1,000 principal amount of 6.500% Notes for which such holder delivered its consent (the “6.500% Notes First Consent Fee”) and $12.50 for each $1,000 principal amount of 7.250% Notes for which such holder delivered its consent (the “7.250% Notes First Consent Fee”

and, together with the 6.375% Notes First Consent Fee and the 6.500% Notes First Consent Fee, the “First Consent Fees” and each a “First Consent Fee”) and (2) if any default or event of default remains uncured immediately prior to the First Waiver Date in connection with the 2017 Failures to File, an additional cash payment on or prior to the First Waiver Date (with respect to each series of Notes, the “Second Consent Fee”), equal to $5.00 for each $1,000 principal amount of Notes and (3), if any default or event of default remains uncured immediately prior to the Second Waiver Date in connection with the 2017 Failures to File, an additional cash payment on or prior to the Second Waiver Date (with respect to each series of Notes, the “Third Consent Fee”), equal to $7.50 for each $1,000 principal amount of Notes, in each case in respect of which the holder validly delivers (and does not validly revoke) a consent prior to 5:00 p.m. New York City time, on June 7, 2017 (such time and date, as amended, extended or otherwise modified, the “Expiration Date”), provided that we received and accepted the requisite consents for all series of Notes. We filed our Annual Report on Form 10-K for 2016 on June 5, 2017, and we terminated this consent solicitation on June 5, 2017 and, in connection with this termination, we offered to pay a termination fee cash payment equal to $1.00 for each $1,000 principal amount of Notes (the “Termination Fee”) for which holders either (1) had delivered a valid, duly executed and unrevoked consent pursuant to the Consent Solicitation Statement prior to the termination of the consent solicitation, or (2) delivered a valid, duly executed and unrevoked consent pursuant to the Consent Solicitation Statement prior to 5:00 p.m., New York City time, on June 7, 2017. We incurred an aggregate Termination Fee of approximately $1.3 million which was paid to the consenting holders on June 8, 2017. In addition, we incurred $2.1 million in fees related to this consent solicitation. As the consent solicitation was terminated, the Termination Fee and other fees were expensed within the statement of operations for the three and six months ended June 30, 2017.

Because we had not filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 at or prior to the time set forth in the indentures governing our Notes, we were in default thereunder. However, the filing of such Quarterly Report on Form 10-Q on June 14, 2017 cured this default prior to the expiration of the applicable cure periods under the indentures governing our Notes.

As of June 30, 2017, we were in compliance with all of our obligations and covenants under the Credit Agreement and the indentures governing our Notes.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$150	$150	$—	$—

Total assets	$150	$150	$—	$—

Liabilities:
Contingent consideration obligations (1)	$45,400	$—	$—	$45,400

Total liabilities	$45,400	$—	$—	$45,400

Description	December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$76	$76	$—	$—

Total assets	$76	$76	$—	$—

Liabilities:
Contingent consideration obligations (1)	$43,200	$—	$—	$43,200

Total liabilities	$43,200	$—	$—	$43,200

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations within general and administrative expenses. See Note 15(a) Commitments and Contingences for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the six months ended June 30, 2017 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2016	$43,200
Payments	(632)
Fair value adjustments	2,833
Foreign currency adjustments	(1)

Fair value of contingent consideration obligations, June 30, 2017	$45,400

At June 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt (including the current portion) were, in each case, $2.9 billion at June 30, 2017 and December 31, 2016. The estimated fair value of our long-term debt was determined using information derived from available market sources (Level 2 in the fair value hierarchy), including open-market trades and market quotes observed at or near period end, and may not be representative of actual values that could have been or will be realized in the future.

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

Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segments	Corporate and Other	Total
Three Months Ended June 30, 2017:
Net revenue	$504,359	$16,507	$36,806	$—	$557,672
Operating income (loss)	$47,340	$1,709	$5,953	$(84,001)	$(28,999)
Depreciation and amortization	$55,877	$1,151	$3,174	$2,322	$62,524
Restructuring charge	$1,485	$—	$—	$1,163	$2,648
Stock-based compensation	$—	$—	$—	$9,569	$9,569

	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segments	Corporate and Other	Total
Three Months Ended June 30, 2016:
Net revenue, as restated	$553,904	$19,795	$36,605	$—	$610,304
Operating income (loss), as restated	$79,419	$396	$7,536	$(73,457)	$13,894
Depreciation and amortization	$63,601	$1,374	$2,792	$2,134	$69,901
Restructuring charge	$3,416	$—	$—	$5,371	$8,787
Stock-based compensation	$—	$—	$—	$11,004	$11,004

	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segments	Corporate and Other	Total
Six Months Ended June 30, 2017:
Net revenue	$1,038,676	$33,747	$73,465	$—	$1,145,888
Operating income (loss)	$136,297	$1,780	$12,569	$(184,667)	$(34,021)
Depreciation and amortization	$110,166	$2,306	$6,362	$4,624	$123,458
Restructuring charge	$2,607	$—	$—	$3,072	$5,679
Stock-based compensation	$—	$—	$—	$19,932	$19,932

	Professional Diagnostics	Consumer Diagnostics	Other Non- Reportable Segments	Corporate and Other	Total
Six Months Ended June 30, 2016:
Net revenue, as restated	$1,088,416	$37,237	$71,591	$—	$1,197,244
Operating income (loss), as restated	$159,775	$563	$13,774	$(127,941)	$46,171
Depreciation and amortization	$127,274	$2,873	$7,951	$4,307	$142,405
Restructuring charge	$8,104	$—	$—	$8,351	$16,455
Stock-based compensation	$—	$—	$—	$20,607	$20,607
Assets:
As of June 30, 2017	$5,114,502	$178,033	$91,526	$172,774	$5,556,835
As of December 31, 2016	$5,199,806	$175,362	$87,193	$185,918	$5,648,279

The following table summarizes our net revenue from the professional diagnostics reporting segment by groups of similar products and services for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (As Restated)	2017	2016 (As Restated)
Cardiometabolic	$139,840	$167,378	$265,017	$327,041
Infectious disease	166,544	189,384	389,478	381,339
Toxicology	159,871	158,196	310,508	304,979
Other	35,123	36,413	68,050	69,795

Total professional diagnostics net product sales and services revenue	501,378	551,371	1,033,053	1,083,154
License and royalty revenue	2,981	2,533	5,623	5,262

Total professional diagnostics net revenue	$504,359	$553,904	$1,038,676	$1,088,416

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

We had a net payable to SPD of $4.9 million as of June 30, 2017 and $3.7 million as of December 31, 2016. The $4.9 million net payable balance as of June 30, 2017 is net of a receivable of approximately $1.3 million for costs incurred in connection with our 2008 SPD-related restructuring plans. The $3.7 million net payable balance as of December 31, 2016 is net of a receivable of approximately $1.2 million for costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $5.2 million and $6.1 million as of June 30, 2017 and December 31, 2016, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture have been classified as other receivables within prepaid and other current assets on our consolidated balance sheets in the amounts of $5.4 million and $7.5 million as of June 30, 2017 and December 31, 2016, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $17.1 million and $35.2 million during the three and six months ended June 30, 2017, respectively, and $21.8 million and $39.5 million during the three and six months ended June 30, 2016, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.2 million and $0.5 million during the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.5 million during the three and six months ended June 30, 2016, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

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

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	June 30, 2017	December 31, 2016
Accounts receivable, net of allowances	$7,473	$7,855
Prepaid expenses and other current assets	$5,361	$7,486
Other non-current assets	$5,188	$6,122
Accounts payable	$35,682	$34,216

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

(b) Entrustment Loan Arrangement with SPD Shanghai

Our subsidiary Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD’s subsidiary SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23.0 million (approximately $3.4 million at June 30, 2017), in order to finance the latter’s short-term working capital needs, with the HSBC Shanghai Branch, or HSBC. The agreement governs the setting up of an Entrustment Loan Account with HSBC, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to HSBC of amounts borrowed from HSBC by SPD Shanghai. The Alere Shanghai HSBC account is recorded as restricted cash on our balance sheet and amounted to $3.4 million and $3.3 million at June 30, 2017 and December 31, 2016, respectively.

(c) TechLab

On September 16, 2016, we sold our 49% interest in TechLab Inc., a company that provides diagnostic testing products used by physicians and other health care customers to diagnose, treat, and monitor intestinal diseases and other medical conditions. Prior to this sale, we accounted for this interest in TechLab as an equity method investment. Alere served as a distributor of TechLab products prior to the September 16, 2016 sale and will remain the principal global distributor of TechLab products pursuant to the terms of a distribution agreement with TechLab. We made product purchases from TechLab of $4.5 million and $9.2 million during the three and six months ended June 30, 2016, respectively.

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

Increases or decreases in the fair values of the contingent consideration obligations may result from, among other things, changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. From time to time, we have entered into amendments to modify the provisions governing the contingent consideration obligations, and such amendments have resulted in changes to the fair value of these obligations. For example, in June 2017, we entered into an agreement with former shareholders of Epocal Inc. pursuant to which we paid such former shareholders $15.0 million in full satisfaction of all of our obligations under the agreements pursuant to which we acquired Epocal Inc., including all future earn-out or contingent payment obligations arising under such agreements. We may in the future enter into additional amendments that may also result in changes to such fair values.

The following table summarizes our contractual contingent purchase price consideration obligations outstanding at June 30, 2017 related to certain of our acquisitions (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of June 30, 2017	Remaining Earn-out Period as of June 30, 2017		Estimated Fair Value as of June 30, 2017	Estimated Fair Value as of December 31, 2016	Payments Made During 2017
TwistDx, Inc.(1)	March 11, 2010	$35,600	$102,263	2017–2025	(2)	$41,200	$35,700	$431
Other	Various	$30,373	$—			4,200	7,500	201

						$45,400	$43,200	$632

(1)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain revenue and product development targets through 2025.
(2)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.

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

On December 27, 2016, Arriva Medical filed an appeal for an administrative law judge, or ALJ, hearing seeking to permanently reinstate Arriva’s Medicare enrollment status retroactive to the November 4, 2016 revocation date. On April 25, 2017, the ALJ upheld CMS’s revocation of Arriva Medical’s Medicare enrollment. On June 7, 2017, Arriva Medical timely appealed the ALJ decision to the Department Appeals Board, which appeal remains pending.

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

U.S. Securities and Exchange Commission Subpoena

On August 28, 2015, we received a subpoena from the SEC which indicated that it is conducting a formal investigation of Alere. The SEC’s subpoena relates to, among other things, (i) the restatement and revision to our financial statements referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, including the accounting for deferred taxes for discontinued operations, as well as our tax strategies and policies and (ii) our sales practices and dealings with third parties (including distributors and foreign government officials) in Africa relating to sales to government entities. On January 14, 2016, we received a second subpoena from the SEC in connection with this formal investigation seeking, among other things, additional information related to sales of products and services to end-users in Africa, as well as revenue recognition relating to sales of products and services to end-users in Africa. We have also received, from time to time, requests in connection with the investigation to voluntarily produce additional information to the SEC, including information pertaining to certain other countries in Asia and Latin America, as well as additional information on revenue recognition matters and revisions to our financial statements referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and subsequent filings made with the SEC.

We are cooperating with the SEC and have provided documents in response to the subpoenas and voluntary requests and we have made witnesses available to be interviewed by the SEC.

We have recently commenced discussions with the SEC about a potential resolution of the matters under review by the SEC. We anticipate that we would likely need to obtain certain approvals before we could agree to any proposed resolution. There can be no assurance that future discussions with the SEC to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them, including any potential actions by the SEC if the discussions do not result in a resolution of the matter. Based on the ongoing uncertainties associated with any potential resolution of the matters under investigation by the SEC, we are unable at this time to predict the terms of the final resolution of the matter, including the ultimate amount of liability we may be required to pay to the SEC, but such amount could be material to our results of operations in future periods.

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

Securities Class Actions

On April 21, 2016 and May 4, 2016 two class action lawsuits captioned Godinez v. Alere Inc. and Breton v. Alere Inc., respectively, were filed against us in the United States District Court for the District of Massachusetts. Both actions purport to assert claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. On July 11, 2016, the court entered an order consolidating the two actions and appointing lead plaintiffs and lead counsel. Lead plaintiffs filed a supplemental and amended consolidated class action complaint on January 4, 2017, seeking to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period May 28, 2015 through December 7, 2016. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the officers regarding our and our subsidiaries’ business, prospects and operations, which allegedly operated to inflate artificially the price paid for our common stock during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and costs. We filed our motion to dismiss the amended complaint on February 6, 2017 and the court heard oral argument on that motion on June 27, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2017-09 on our consolidated financial statements.

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

Recently Adopted Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions including income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. Effective January 1, 2017, we adopted ASU 2016-09. The adoption of ASU 2016-09 had the following impact on our consolidated financial statements:

•	All excess tax benefits or tax deficiencies are now recognized as income tax benefit or expense as applicable. Previously, we recorded the benefit or expense to additional paid-in capital. The tax benefit (expense) recorded in our consolidated statement of operations for the three and six months ended June 30, 2017 was zero for both periods. The standard requires prospective presentation of this tax benefit (expense). We also elected to adopt the cash flow presentation of the excess tax benefit (expense) prospectively commencing in the first quarter of 2017. The tax benefit (expense) is required to be classified as an operating activity in the statement of cash flows. Previously, it was required to be classified within financing activities.

•	All cash payments made to taxing authorities on the employees’ behalf for withheld shares are now presented as financing activities on the statement of cash flows. Previously, it was required to be classified within operating activities. This change was applied retrospectively with a reclassification of $1.4 million from operating to financing activities during the six months ended June 30, 2016.

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

(17) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $1.4 million and $6.4 million during the three and six months ended June 30, 2017, respectively, and earnings of $1.6 million and $6.2 million during the three and six months ended June 30, 2016, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods and elimination of intercompany profit in inventory related to sales from Alere to SPD which is reflected in SPD’s net income.

(b) TechLab

We recorded earnings of zero and $0.2 million during the three and six months ended June 30, 2017, respectively, and earnings of $0.6 million and $1.0 million during the three and six months ended June 30, 2016, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

On September 16, 2016, we completed the sale of our 49% interest in the TechLab business and, in connection with such sale, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million.

Summarized financial information for SPD (and TechLab on a combined basis for the three and six months ended June 30, 2016) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Combined Condensed Results of Operations:	2017	2016	2017	2016
Net revenue	$44,072	$55,077	$89,464	$108,511

Gross profit	$27,273	$36,634	$62,406	$72,853

Net income after taxes	$2,714	$4,328	$12,762	$14,469

Combined Condensed Balance Sheet:	June 30, 2017	December 31, 2016
Current assets	$97,559	$75,248
Non-current assets	21,450	20,578

Total assets	$119,009	$95,826

Current liabilities	$49,283	$44,234
Non-current liabilities	4,570	3,875

Total liabilities	$53,853	$48,109

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

(19) Provision for Income Taxes

The provision for income taxes increased by $14.7 million to $17.3 million for the three months ended June 30, 2017, from $2.6 million for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 and 2016 was (23)% and (8)%, respectively.

The provision for income taxes increased by $33.5 million to $35.9 million for the six months ended June 30, 2017, from $2.4 million for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 and 2016 was (28)% and (6)%, respectively.

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

Our $17.3 million and $35.9 million income tax expense for the three and six months ended June 30, 2017, respectively, is primarily related to foreign incomes taxes based on forecasted and year-to-date pre-tax foreign income by jurisdiction as well as U.S. federal and state income taxes in connection with the increase of deferred tax liabilities on indefinite-lived intangible assets and certain other state income taxes. Our $2.6 million and $2.4 million income tax expense for the three and six months ended June 30, 2016, respectively, is primarily related to foreign incomes taxes based on forecasted and year-to-date pre-tax foreign income (loss) by jurisdiction offset by U.S. federal and state income tax benefits based on forecasted and year-to-date pre-tax U.S. federal and state income (loss). As of December 31, 2016, we recorded a valuation allowance due to uncertainties related to the future benefits and realization of our deferred tax assets related to U.S. federal and state net deferred tax assets and as such no U.S. federal and state income tax benefits were recorded related to the pre-tax U.S. federal and state loss during the six months ended June 30, 2017.

(20) Guarantor Financial Information

Our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes are guaranteed by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of June 30, 2017 and December 31, 2016, the related statements of operations and statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016, respectively, and statements of cash flows for the six months ended June 30, 2017 and 2016, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

For comparative purposes, certain amounts for prior periods have been reclassified to conform to the current period classification. Prior periods have been presented on a basis that is consistent with the current period.

The quantitative impacts of the Restatement on the guarantor financial information are included in Note 29 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2017

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$224,363	$285,571	$(84,008)	$425,926
Services revenue	—	116,174	12,591	—	128,765

Net product sales and services revenue	—	340,537	298,162	(84,008)	554,691
License and royalty revenue	—	4,389	810	(2,218)	2,981

Net revenue	—	344,926	298,972	(86,226)	557,672

Cost of net product sales	1,693	128,171	159,265	(66,497)	222,632
Cost of services revenue	47	83,262	7,992	(9,489)	81,812

Cost of net product sales and services revenue	1,740	211,433	167,257	(75,986)	304,444
Cost of license and royalty revenue	—	—	2,714	(2,218)	496

Cost of net revenue	1,740	211,433	169,971	(78,204)	304,940

Gross profit (loss)	(1,740)	133,493	129,001	(8,022)	252,732
Operating expenses:
Research and development	(8)	17,526	11,930	—	29,448
Sales and marketing	1,847	49,485	44,911	—	96,243
General and administrative	75,442	40,989	39,976	(367)	156,040

Operating income (loss)	(79,021)	25,493	32,184	(7,655)	(28,999)
Interest expense, including amortization of original issue discounts and deferred financing costs	(45,740)	(1,873)	(2,401)	3,835	(46,179)
Other income (expense), net	(961)	2,636	643	(3,849)	(1,531)

Income (loss) before provision (benefit) for income taxes	(125,722)	26,256	30,426	(7,669)	(76,709)
Provision (benefit) for income taxes	3,811	—	13,501	—	17,312

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(129,533)	26,256	16,925	(7,669)	(94,021)
Equity in earnings of subsidiaries, net of tax	36,833	—	—	(36,833)	—
Equity earnings of unconsolidated entities, net of tax	—	—	1,321	—	1,321

Net income (loss)	(92,700)	26,256	18,246	(44,502)	(92,700)
Less: Net income attributable to non-controlling interests	—	—	368	—	368

Net income (loss) attributable to Alere Inc. and Subsidiaries	(92,700)	26,256	17,878	(44,502)	(93,068)
Preferred stock dividends	(5,308)	—	—	—	(5,308)

Net income (loss) available to common stockholders	$(98,008)	$26,256	$17,878	$(44,502)	$(98,376)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2016

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$222,954	$334,756	$(74,748)	$482,962
Services revenue	—	112,698	12,111	—	124,809

Net product sales and services revenue	—	335,652	346,867	(74,748)	607,771
License and royalty revenue	—	3,448	2,008	(2,923)	2,533

Net revenue	—	339,100	348,875	(77,671)	610,304

Cost of net product sales	220	126,795	187,917	(65,095)	249,837
Cost of services revenue	104	79,203	7,760	(8,773)	78,294

Cost of net product sales and services revenue	324	205,998	195,677	(73,868)	328,131
Cost of license and royalty revenue	—	(7)	3,466	(2,924)	535

Cost of net revenue	324	205,991	199,143	(76,792)	328,666

Gross profit (loss)	(324)	133,109	149,732	(879)	281,638
Operating expenses:
Research and development	2,997	16,194	9,255	—	28,446
Sales and marketing	1,568	53,155	47,721	—	102,444
General and administrative	67,940	30,460	38,454	—	136,854
Impairment and (gain) loss on dispositions, net	—	—	—	—	—

Operating income (loss)	(72,829)	33,300	54,302	(879)	13,894
Interest expense, including amortization of original issue discounts and deferred financing costs	(41,857)	(2,223)	(2,775)	4,526	(42,329)
Other income (expense), net	2,056	4,103	(5,544)	(4,527)	(3,912)

Income (loss) before provision (benefit) for income taxes	(112,630)	35,180	45,983	(880)	(32,347)
Provision (benefit) for income taxes	19,765	(6,759)	(10,424)	—	2,582

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(132,395)	41,939	56,407	(880)	(34,929)
Equity in earnings of subsidiaries, net of tax	99,000	—	—	(99,000)	—
Equity earnings of unconsolidated entities, net of tax	588	—	1,557	(23)	2,122

Net income (loss)	(32,807)	41,939	57,964	(99,903)	(32,807)
Less: Net income attributable to non-controlling interests	—	—	143	—	143

Net income (loss) attributable to Alere Inc. and Subsidiaries	(32,807)	41,939	57,821	(99,903)	(32,950)
Preferred stock dividends	(5,308)	—	—	—	(5,308)

Net income (loss) available to common stockholders	$(38,115)	$41,939	$57,821	$(99,903)	$(38,258)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2017

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$487,657	$558,481	$(156,767)	$889,371
Services revenue	—	225,705	25,189	—	250,894

Net product sales and services revenue	—	713,362	583,670	(156,767)	1,140,265
License and royalty revenue	—	8,119	1,664	(4,160)	5,623

Net revenue	—	721,481	585,334	(160,927)	1,145,888

Cost of net product sales	2,832	259,928	321,127	(131,424)	452,463
Cost of services revenue	92	159,746	15,580	(17,707)	157,711

Cost of net product sales and services revenue	2,924	419,674	336,707	(149,131)	610,174
Cost of license and royalty revenue	—	—	5,416	(4,160)	1,256

Cost of net revenue	2,924	419,674	342,123	(153,291)	611,430

Gross profit (loss)	(2,924)	301,807	243,211	(7,636)	534,458
Operating expenses:
Research and development	1,212	35,416	19,104	—	55,732
Sales and marketing	3,772	97,829	88,833	—	190,434
General and administrative	169,742	75,511	77,740	(680)	322,313

Operating income (loss)	(177,650)	93,051	57,534	(6,956)	(34,021)
Interest expense, including amortization of original issue discounts and deferred financing costs	(88,701)	(3,750)	(4,679)	7,768	(89,362)
Other income (expense), net	1,616	4,188	(2,068)	(7,783)	(4,047)

Income (loss) before provision for income taxes	(264,735)	93,489	50,787	(6,971)	(127,430)
Provision for income taxes(1)	7,135	—	28,786	—	35,921

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(271,870)	93,489	22,001	(6,971)	(163,351)
Equity in earnings of subsidiaries, net of tax	114,812	—	—	(114,812)	—
Equity earnings of unconsolidated entities, net of tax	229	—	6,293	—	6,522

Net income (loss)	(156,829)	93,489	28,294	(121,783)	(156,829)
Less: Net income attributable to non-controlling interests	—	—	551	—	551

Net income (loss) attributable to Alere Inc. and Subsidiaries	(156,829)	93,489	27,743	(121,783)	(157,380)
Preferred stock dividends	(10,558)	—	—	—	(10,558)

Net income (loss) available to common stockholders	$(167,387)	$93,489	$27,743	$(121,783)	$(167,938)

(1)	Amounts include a $10.2 million immaterial classification correction between Issuer and Non-Guarantor related to income tax expense and related inter company receivables for the period ended March 31, 2017.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2016

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$447,334	$640,324	$(136,194)	$951,464
Services revenue	—	217,182	23,336	—	240,518

Net product sales and services revenue	—	664,516	663,660	(136,194)	1,191,982
License and royalty revenue	—	6,368	4,566	(5,672)	5,262

Net revenue	—	670,884	668,226	(141,866)	1,197,244

Cost of net product sales	334	251,553	357,762	(118,488)	491,161
Cost of services revenue	104	151,698	15,800	(16,208)	151,394

Cost of net product sales and services revenue	438	403,251	373,562	(134,696)	642,555
Cost of license and royalty revenue	—	10	7,589	(5,673)	1,926

Cost of net revenue	438	403,261	381,151	(140,369)	644,481

Gross profit (loss)	(438)	267,623	287,075	(1,497)	552,763
Operating expenses:
Research and development	7,131	30,653	17,724	—	55,508
Sales and marketing	2,904	107,620	92,560	—	203,084
General and administrative	112,555	63,646	75,609	—	251,810
Impairment and (gain) loss on dispositions, net	—	—	(3,810)	—	(3,810)

Operating income (loss)	(123,028)	65,704	104,992	(1,497)	46,171
Interest expense, including amortization of original issue discounts and deferred financing costs	(82,944)	(4,875)	(5,842)	9,226	(84,435)
Other income (expense), net	4,044	6,605	(6,683)	(9,227)	(5,261)

Income (loss) before provision (benefit) for income taxes	(201,928)	67,434	92,467	(1,498)	(43,525)
Provision (benefit) for income taxes	19,711	(6,509)	(10,792)	—	2,410

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(221,639)	73,943	103,259	(1,498)	(45,935)
Equity in earnings of subsidiaries, net of tax	181,591	—	—	(181,591)	—
Equity earnings of unconsolidated entities, net of tax	1,269	—	6,138	(251)	7,156

Net income (loss)	(38,779)	73,943	109,397	(183,340)	(38,779)
Less: Net income attributable to non-controlling interests	—	—	246	—	246

Net income (loss) attributable to Alere Inc. and Subsidiaries	(38,779)	73,943	109,151	(183,340)	(39,025)
Preferred stock dividends	(10,617)	—	—	—	(10,617)

Net income (loss) available to common stockholders	$(49,396)	$73,943	$109,151	$(183,340)	$(49,642)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2017

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(92,700)	$26,256	$18,246	$(44,502)	$(92,700)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	67	389	32,374	58	32,888
Minimum pension liability adjustment	—	—	(274)	—	(274)

Other comprehensive income, before tax	67	389	32,100	58	32,614

Other comprehensive income	67	389	32,100	58	32,614

Comprehensive income (loss)	(92,633)	26,645	50,346	(44,444)	(60,086)
Less: Comprehensive income attributable to non-controlling interests	—	—	368	—	368

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(92,633)	$26,645	$49,978	$(44,444)	$(60,454)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2016

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(32,807)	$41,939	$57,964	$(99,903)	$(32,807)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	276	(699)	(43,720)	8	(44,135)
Minimum pension liability adjustment	—	—	531	—	531

Other comprehensive income (loss), before tax	276	(699)	(43,189)	8	(43,604)

Other comprehensive income (loss)	276	(699)	(43,189)	8	(43,604)

Comprehensive income (loss)	(32,531)	41,240	14,775	(99,895)	(76,411)
Less: Comprehensive income attributable to non-controlling interests	—	—	143	—	143

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(32,531)	$41,240	$14,632	$(99,895)	$(76,554)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2017

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(156,829)	$93,489	$28,294	$(121,783)	$(156,829)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	94	553	85,554	17	86,218
Minimum pension liability adjustment	—	—	(345)	—	(345)

Other comprehensive income, before tax	94	553	85,209	17	85,873

Other comprehensive income	94	553	85,209	17	85,873

Comprehensive income (loss)	(156,735)	94,042	113,503	(121,766)	(70,956)
Less: Comprehensive income attributable to non-controlling interests	—	—	551	—	551

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(156,735)	$94,042	$112,952	$(121,766)	$(71,507)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2016

(As Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(38,779)	$73,943	$109,397	$(183,340)	$(38,779)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	391	(828)	(21,513)	8	(21,942)
Minimum pension liability adjustment	—	—	686	—	686

Other comprehensive income (loss), before tax	391	(828)	(20,827)	8	(21,256)

Other comprehensive income (loss)	391	(828)	(20,827)	8	(21,256)

Comprehensive income (loss)	(38,388)	73,115	88,570	(183,332)	(60,035)
Less: Comprehensive income attributable to non-controlling interests	—	—	246	—	246

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(38,388)	$73,115	$88,324	$(183,332)	$(60,281)

CONSOLIDATING BALANCE SHEET

June 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$154,699	$3,086	$333,914	$—	$491,699
Restricted cash	383	—	52,097	—	52,480
Marketable securities	—	88	62	—	150
Accounts receivable, net of allowances	—	180,475	197,488	—	377,963
Inventories, net	—	174,901	192,178	(31,369)	335,710
Prepaid expenses and other current assets	20,091	21,169	79,755	4,589	125,604
Intercompany receivables(1)	396,429	1,194,022	86,580	(1,677,031)	—

Total current assets	571,602	1,573,741	942,074	(1,703,811)	1,383,606
Property, plant and equipment, net	21,639	236,324	182,717	(4,479)	436,201
Goodwill	—	1,823,778	974,935	—	2,798,713
Other intangible assets with indefinite lives	—	7,508	14,021	(60)	21,469
Finite-lived intangible assets, net	2,234	465,214	290,434	(3,200)	754,682
Restricted cash	—	—	2,353	—	2,353
Other non-current assets	452	1,480	12,095	(792)	13,235
Investments in subsidiaries	3,614,927	158,194	57,650	(3,830,771)	—
Investments in unconsolidated entities	875	14,765	49,361	14,655	79,656
Deferred tax assets	—	—	60,832	(37,336)	23,496
Non-current income tax receivable	4,580	—	38,844	—	43,424
Intercompany notes receivables	1,609,853	513,437	—	(2,123,290)	—

Total assets	$5,826,162	$4,794,441	$2,625,316	$(7,689,084)	$5,556,835

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$40,073	$—	$43,752	$—	$83,825
Current portion of capital lease obligations	—	1,265	1,581	—	2,846
Accounts payable	68,603	78,926	78,683	—	226,212
Accrued expenses and other current liabilities	114,723	133,856	152,968	(34,991)	366,556
Intercompany payables	553,871	893,636	229,497	(1,677,004)	—

Total current liabilities	777,270	1,107,683	506,481	(1,711,995)	679,439

Long-term liabilities:
Long-term debt, net of current portion	2,810,523	—	5,049	—	2,815,572
Capital lease obligations, net of current portion	—	1,415	3,788	—	5,203
Deferred tax liabilities	3,597	61,788	58,308	82	123,775
Other long-term liabilities	97,662	49,832	20,571	(792)	167,273
Intercompany notes payables	376,700	1,067,634	678,956	(2,123,290)	—

Total long-term liabilities	3,288,482	1,180,669	766,672	(2,124,000)	3,111,823

Total stockholders’ equity	1,760,410	2,506,089	1,347,000	(3,853,089)	1,760,410
Non-controlling interests	—	—	5,163	—	5,163

Total equity	1,760,410	2,506,089	1,352,163	(3,853,089)	1,765,573

Total liabilities and equity	$5,826,162	$4,794,441	$2,625,316	$(7,689,084)	$5,556,835

(1)	Amounts include a $10.2 million immaterial classification correction between Issuer and Non-Guarantor related to income tax expense and related intercompany receivables for the period ended March 31, 2017.

CONSOLIDATING BALANCE SHEET

December 31, 2016

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$167,639	$3,161	$396,415	$—	$567,215
Restricted cash	1,337	—	50,213	—	51,550
Marketable securities	—	76	—	—	76
Accounts receivable, net of allowances	—	186,067	227,468	—	413,535
Inventories, net	—	168,736	163,967	(23,783)	308,920
Prepaid expenses and other current assets	15,983	22,318	68,748	11,558	118,607
Intercompany receivables	390,328	1,008,767	204,587	(1,603,682)	—

Total current assets	575,287	1,389,125	1,111,398	(1,615,907)	1,459,903
Property, plant and equipment, net	25,525	243,755	176,618	(4,708)	441,190
Goodwill	—	1,822,290	937,076	—	2,759,366
Other intangible assets with indefinite lives	—	7,457	19,765	(58)	27,164
Finite-lived intangible assets, net	2,490	507,060	299,227	(3,200)	805,577
Restricted cash	—	—	2,171	—	2,171
Other non-current assets	509	2,267	13,060	(870)	14,966
Investments in subsidiaries	3,409,001	158,195	57,650	(3,624,846)	—
Investments in unconsolidated entities	684	14,765	42,523	14,253	72,225
Deferred tax assets	—	—	57,819	(37,336)	20,483
Non-current income tax receivable	4,580	—	40,654	—	45,234
Intercompany notes receivables	1,757,723	709,965	744	(2,468,432)	—

Total assets	$5,775,799	$4,854,879	$2,758,705	$(7,741,104)	$5,648,279

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$40,072	$—	$42,298	$—	$82,370
Current portion of capital lease obligations	—	1,560	1,504	—	3,064
Accounts payable	35,591	78,981	81,307	—	195,879
Accrued expenses and other current liabilities	65,582	133,506	223,778	(28,023)	394,843
Intercompany payables	485,573	859,924	258,154	(1,603,651)	—

Total current liabilities	626,818	1,073,971	607,041	(1,631,674)	676,156

Long-term liabilities:
Long-term debt, net of current portion	2,852,978	—	5,227	—	2,858,205
Capital lease obligations, net of current portion	—	2,029	5,192	—	7,221
Deferred tax liabilities	—	51,314	67,702	82	119,098
Other long-term liabilities	91,042	44,563	21,257	(870)	155,992
Intercompany notes payables	377,969	1,274,419	816,044	(2,468,432)	—

Total long-term liabilities	3,321,989	1,372,325	915,422	(2,469,220)	3,140,516

Total stockholders’ equity	1,826,992	2,408,583	1,231,627	(3,640,210)	1,826,992
Non-controlling interests	—	—	4,615	—	4,615

Total equity	1,826,992	2,408,583	1,236,242	(3,640,210)	1,831,607

Total liabilities and equity	$5,775,799	$4,854,879	$2,758,705	$(7,741,104)	$5,648,279

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2017

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(156,829)	$93,489	$28,294	$(121,783)	$(156,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(114,812)	—	—	114,812	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,645	1	57	—	10,703
Depreciation and amortization	4,801	74,644	44,479	(466)	123,458
Non-cash stock-based compensation expense	11,919	3,466	4,547	—	19,932
Impairment of inventory	—	—	527	—	527
Impairment of long-lived assets	—	2	70	—	72
Loss on sales of fixed assets	—	8,329	953	—	9,282
Equity earnings of unconsolidated entities, net of tax	(229)	—	(6,293)	—	(6,522)
Deferred income taxes	5,116	—	(5,116)	—	—
Other non-cash items	3,347	(666)	(713)	6	1,974
Non-cash change in fair value of contingent consideration	(3,000)	5,931	(98)	—	2,833
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	6,114	40,618	—	46,732
Inventories, net	—	(25,774)	(22,160)	7,420	(40,514)
Prepaid expenses and other current assets	(4,262)	1,154	(6,115)	6,968	(2,255)
Accounts payable	31,433	260	(7,100)	—	24,593
Accrued expenses and other current liabilities	46,208	1,384	(74,307)	(6,967)	(33,682)
Other non-current assets and liabilities	7,228	9,142	(6,377)	1	9,994
Cash paid for contingent consideration	(301)	—	—	—	(301)
Intercompany payable (receivable)	215,391	(165,235)	(50,165)	9	—

Net cash provided by (used in) operating activities	56,655	12,241	(58,899)	—	9,997

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	954	—	(2,322)	—	(1,368)
Purchases of property, plant and equipment	(1,527)	(10,773)	(12,924)	735	(24,489)
Proceeds from sale of property, plant and equipment	269	256	615	(735)	405
Cash paid for business acquisitions, net of cash acquired	(3,100)	45	—	—	(3,055)
Cash received from sales of marketable securities	—	—	372	—	372
Cash paid for equity investments	(191)	—	(41)	—	(232)
Proceeds from sale of equity investments	229	—	—	—	229
Decrease in other assets	57	40	1,320	—	1,417

Net cash used in investing activities	(3,309)	(10,432)	(12,980)	—	(26,721)

Cash Flows from Financing Activities:
Cash paid for financing costs	(32,480)	—	—	—	(32,480)
Cash paid for contingent consideration	—	—	(201)	—	(201)
Proceeds from issuance of common stock, net of issuance costs	2,300	—	—	—	2,300
Payments on long-term debt	(20,036)	—	(649)	—	(20,685)
Net proceeds under revolving credit facilities	—	—	1,169	—	1,169
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Cash paid for employee taxes related to shares withheld	(4,144)	(1,095)	(1,443)	—	(6,682)
Other financing fees	(1,302)	—	—	—	(1,302)
Principal payments on capital lease obligations	—	(832)	(819)	—	(1,651)

Net cash used in financing activities	(66,308)	(1,927)	(1,943)	—	(70,178)

Foreign exchange effect on cash and cash equivalents	22	43	11,321	—	11,386

Net decrease in cash and cash equivalents	(12,940)	(75)	(62,501)	—	(75,516)
Cash and cash equivalents, beginning of period	167,639	3,161	396,415	—	567,215

Cash and cash equivalents, end of period	$154,699	$3,086	$333,914	$—	$491,699

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2016

(As Restated)

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(38,779)	$73,943	$109,397	$(183,340)	$(38,779)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(181,591)	—	—	181,591	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	5,175	7	79	—	5,261
Depreciation and amortization	4,484	88,973	48,109	839	142,405
Non-cash stock-based compensation expense	10,541	5,462	4,604	—	20,607
Impairment of inventory	—	—	870	—	870
Impairment of long-lived assets	—	548	85	—	633
Loss on sale of fixed assets	1	3,522	712	—	4,235
Equity earnings of unconsolidated entities, net of tax	(1,269)	—	(6,138)	251	(7,156)
Deferred income taxes	—	(200)	(13,010)	—	(13,210)
Gain on business dispositions	—	—	(3,810)	—	(3,810)
Other non-cash items	(66)	459	9,323	4	9,720
Non-cash change in fair value of contingent consideration	(800)	(823)	(157)	—	(1,780)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	2,141	8,235	—	10,376
Inventories, net	—	(11,723)	8,545	660	(2,518)
Prepaid expenses and other current assets	(4,283)	(7,408)	(13,515)	68	(25,138)
Accounts payable	7,807	396	(8,204)	—	(1)
Accrued expenses and other current liabilities	22,134	(86,334)	64,780	(69)	511
Other non-current assets and liabilities	157,353	(159,968)	(3,755)	—	(6,370)
Cash paid for contingent consideration	(321)	—	(3)	—	(324)
Intercompany payable (receivable)	6,589	89,601	(96,186)	(4)	—

Net cash provided by (used in) operating activities	(13,025)	(1,404)	109,961	—	95,532

Cash Flows from Investing Activities:
Increase in restricted cash	(165)	—	(284)	—	(449)
Purchases of property, plant and equipment	(2,680)	(11,750)	(18,972)	1,084	(32,318)
Proceeds from sale of property, plant and equipment	92	45	1,839	(1,084)	892
Cash received from (used in) business dispositions, net of cash divested	(1,337)	—	22,807	—	21,470
Cash paid for business acquisitions, net of cash acquired	—	—	(5,958)	—	(5,958)
Cash received from sales of marketable securities	—	90	—	—	90
Cash received from equity method investments	2,383	—	—	—	2,383
Cash paid for equity investments	(184)	—	—	—	(184)
(Increase) decrease in other assets	(50)	13	532	—	495

Net cash used in investing activities	(1,941)	(11,602)	(36)	—	(13,579)

Cash Flows from Financing Activities:
Cash paid for financing costs	(19,564)	—	—	—	(19,564)
Cash paid for contingent consideration	—	—	(485)	—	(485)
Proceeds from issuance of common stock, net of issuance costs	11,124	—	—	—	11,124
Proceeds from issuance of long-term debt	—	—	381	—	381
Payments on short-term debt	—	—	(791)	—	(791)
Payments on long-term debt	(176,861)	—	(776)	—	(177,637)
Net proceeds under revolving credit facilities	125,000	—	1,213	—	126,213
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Cash paid for employee taxes related to shares withheld	(1,291)	(99)	(20)	—	(1,410)
Principal payments on capital lease obligations	—	(1,324)	(886)	—	(2,210)

Net cash used in financing activities	(72,238)	(1,423)	(1,364)	—	(75,025)

Foreign exchange effect on cash and cash equivalents	(2,484)	160	(640)	—	(2,964)

Net increase (decrease) in cash and cash equivalents	(89,688)	(14,269)	107,921	—	3,964
Cash and cash equivalents, beginning of period	139,153	21,150	341,897	—	502,200

Cash and cash equivalents, end of period	$49,465	$6,881	$449,818	$—	$506,164

(21) Subsequent Events

On January 25, 2017, the European Commission approved the merger under the EU Merger Regulation. The approval is conditional on, and the merger may not be completed until, Abbott has entered into binding agreements to divest the epoc and Triage product lines, as well as our activities relating to the commercialization of BNP assays for use on Beckman-Coulter laboratory analyzers, to one or more purchasers. The purchasers and terms of sale need to be approved by the European Commission.

Triage Purchase Agreement

On July 15, 2017, Alere Inc. entered into a Purchase Agreement, the Triage Purchase Agreement, with, solely for purposes of Sections 6.13 and 12.15 thereof, Quidel Corporation, or Quidel, QTB Acquisition Corp., a wholly owned subsidiary of Quidel, or the Purchaser, and, for the limited purposes set forth therein, Abbott, pursuant to which we agreed to sell, and Purchaser agreed to acquire, our cardiovascular and toxicology Triage® MeterPro business, the Triage Business.

As aggregate consideration for the Triage Business, Purchaser will pay $400.0 million in cash at the closing of the acquisition (subject to an inventory adjustment as set forth in the Triage Purchase Agreement) and assume certain post-closing liabilities. Purchaser has indicated that it expects to fund the cash purchase price for the Triage Business with a combination of cash on hand and new debt financing. The Triage Purchase Agreement contains customary representations, warranties and covenants made by each of Alere and Purchaser, as well as mutual indemnification obligations.

The transactions contemplated by the Triage Purchase Agreement are subject to certain closing conditions, including: (i) the consummation of the transactions contemplated by the Amended Merger Agreement, (ii) no law or judgment (whether temporary, preliminary or permanent) shall have been promulgated, entered, enforced, enacted or issued by any governmental authority, including a court, that remains in effect and that prohibits, enjoins or makes illegal the consummation of the transactions, (iii) the consummation of the transactions contemplated by the BNP Purchase Agreement (as defined below), and (iv) other customary closing conditions. We are divesting the Triage Business in connection with review by the FTC and the European Commission of the merger contemplated by the Amended Merger Agreement, which remains subject to FTC and European Commission approvals and other regulatory approvals. Purchaser’s acquisition of the Triage Business is also subject to approval by the FTC and the European Commission of Purchaser as the buyer of the Triage Business and other regulatory approvals. Consummation of Purchaser’s acquisition of the Triage Business is expected to occur concurrent with, or as soon as practicable following, the closing of the merger contemplated by the Amended Merger Agreement.

The Triage Purchase Agreement may be terminated under certain circumstances, including: (i) the parties’ mutual agreement, (ii) in the event that Abbott determines in good faith that the FTC, the European Commission or another governmental authority is not likely to approve the Triage Purchase Agreement, the transactions contemplated thereby, or Purchaser as the buyer of the Triage Business, (iii) if any governmental authority issues a final, non-appealable judgment permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Triage Purchase Agreement, (iv) if the Amended Merger Agreement is terminated, (v) the non-terminating party’s uncured material breach of the Triage Purchase Agreement, or (vi) if the transactions contemplated by the Triage Purchase Agreement have not been consummated within 90 days after the consummation of the merger contemplated by the Amended Merger Agreement.

The Triage Purchase Agreement contemplates the entry by the parties into certain ancillary agreements as of the closing of the transactions, including: (i) a mutual transition services agreement, (ii) a manufacturing and supply agreement, pursuant to which Purchaser shall provide Alere with certain components, and (iii) lease agreements, pursuant to which Alere or its affiliates will lease portions of the real property in San Diego, California that will be acquired by Purchaser pursuant to the Triage Purchase Agreement.

BNP Purchase Agreement

Also on July 15, 2017, Alere Inc. entered into a Purchase Agreement, the BNP Purchase Agreement, with, solely for purposes of Section 11.15 thereof, Quidel, Purchaser, and, for the limited purposes set forth therein, Abbott, pursuant to which we agreed to sell, and Purchaser agreed to acquire, assets and liabilities relating to our contractual arrangement with Beckman Coulter, Inc. for the supply by us of antibodies and other inputs related to, and distribution of, the Triage® BNP Test, the BNP Product, for the Beckman Coulter Access Family of Immunoassay Systems, or the BNP Business.

As aggregate consideration for the BNP Business, Purchaser will pay up to $40.0 million in cash, payable in five annual installments of $8.0 million, the first of which will be paid approximately six months following the closing of the transactions contemplated by the BNP Purchase Agreement, and assume certain post-closing liabilities. The cash purchase price is subject to an inventory adjustment as set forth in the BNP Purchase Agreement. Purchaser’s obligation to pay the annual installments will (i) terminate if Purchaser’s net sales of BNP Product fall below a specified amount in the European Economic Area and certain other specified market conditions occur, and (ii) accelerate, and be immediately payable, if Purchaser transfers or conveys certain associated rights, assets or properties. Purchaser intends to fund the cash purchase price for the BNP Business from cash on hand. The BNP Purchase Agreement contains customary representations, warranties and covenants made by each of Purchaser and Alere, as well as mutual indemnification obligations.

The transactions contemplated by the BNP Purchase Agreement are subject to certain closing conditions, including: (i) the consummation of the merger contemplated by the Amended Merger Agreement, (ii) no law or judgment (whether temporary, preliminary or permanent) shall have been promulgated, entered, enforced, enacted or issued by any governmental authority, including a court, that remains in effect and that prohibits, enjoins or makes illegal the consummation of the transactions, (iii) the consummation of the transactions contemplated by the Triage Purchase Agreement, and (iv) other customary closing conditions. We are divesting the BNP Business in connection with review by the European Commission of the merger contemplated by the Amended Merger Agreement. Purchaser’s acquisition of the BNP Business is also subject to approval by the European Commission of Purchaser as the buyer of the BNP Business and other regulatory approvals. Purchaser’s acquisition of the BNP Business is expected to occur at, or as soon as practicable following, the closing of the merger contemplated by the Amended Merger Agreement.

The BNP Purchase Agreement may be terminated under certain circumstances, including (i) the parties’ mutual agreement, (ii) in the event that Abbott determines in good faith that the FTC, the European Commission or another governmental authority is not likely to approve the BNP Purchase Agreement, the transactions contemplated thereby, or Purchaser as the buyer of the BNP Business, (iii) if any governmental authority issues a final, non-appealable judgment permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the BNP Purchase Agreement, (iv) if the Amended Merger Agreement is terminated, (v) the non-terminating party’s uncured material breach of the BNP Purchase Agreement, or (vi) if the transactions contemplated by the BNP Purchase Agreement have not been consummated within 90 days after the consummation of the merger contemplated by the Amended Merger Agreement.

The BNP Purchase Agreement contemplates the entry by the parties into certain ancillary agreements as of the closing of the transactions, including: (i) a transition services agreement, pursuant to which Alere Inc. shall provide certain transitional services to Purchaser and (ii) a distribution agreement, for the distribution of the BNP Product in markets outside of the European Economic Area.

Epocal Purchase Agreement

On July 21, 2017, Alere Inc. entered into a Purchase Agreement, the Epocal Purchase Agreement, with Siemens Diagnostics Holding II B.V., or Siemens, and, for the limited purposes set forth therein, Abbott, pursuant to which Alere Inc. agreed to sell, and Siemens agreed to acquire, our subsidiary, Epocal Inc., including the epoc® Blood Analysis System, the Epocal Business. The consummation of the transactions contemplated by the Epocal Purchase Agreement is subject to the consummation of the transactions contemplated by the Amended Merger Agreement and customary closing conditions. We are divesting the Epocal Business in connection with review by the FTC and the European Commission of the consummation of the merger contemplated by the Amended Merger Agreement. Siemens’ acquisition of the Epocal Business is also subject to approval by the FTC, the European Commission and the Canadian Competition Bureau of Siemens as the buyer of the Epocal Business and other regulatory approvals. Consummation of Siemens’ acquisition of the Epocal Business is expected to occur concurrent with, or as soon as practicable following, the closing of the merger contemplated by the Amended Merger Agreement.

The European Commission has not approved the purchasers or the terms of sale of the three divestiture transactions described above. We cannot guarantee that the European Commission will approve each of the purchasers and terms of sale by September 30, 2017, the date on which the Amended Merger Agreement may be terminated, subject to the terms set forth therein.

In addition, each of the purchase agreements contain closing conditions that must be satisfied by the parties before the transactions can be closed. If the closing conditions are not satisfied or if any party were to terminate one or more of the purchase agreements in accordance with the agreements, we cannot guarantee that new purchasers can be identified and terms of sale negotiated on or before September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding information with respect to the transactions contemplated by the Amended Merger Agreement with Abbott Laboratories (including the expected time by which the transaction will be completed), the expected consideration to be received by Series B preferred stockholders in connection with the merger, the divestiture transactions undertaken in connection with the merger (including the timing of the closing time of such transactions and the source of consideration to pay the purchase price), our plans and timing for the voluntary withdrawal of the INRatio and INRatio2 PT/INR Monitoring Systems from the market and the completion of such voluntary withdrawal, future competition in our markets, the need to enter into new agreements or amend existing agreements and terms in connection with planned divestitures of certain businesses, future divestitures of certain businesses, expected future benefits from acquired businesses, anticipated expenses and costs in connection with certain restructuring plans, demand for near-patient tests, future restructuring plans, our expected ability to pay certain indebtedness at maturity, the sources of funds to pay the principal and interest on our indebtedness at maturity or otherwise and certain related expenses, future plans with respect to repayment or refinancing of our indebtedness, future amortization expenses in connection with debt modifications, the implementation and effectiveness of efforts to remediate our material weaknesses in our internal control over financial reporting, the outcome of certain legal proceedings and governmental investigations to which we and other parties are subject, future liability in connection certain legal proceedings and governmental investigations, future sales of certain products by our Alere Home Monitoring business, the expected impact of recently announced and adopted accounting standards and other accounting standards on our financial statements, future payments under our credit facility as a result of having “excess cash flow,” the source of funds and the expected ability to fund short and long-term working capital needs, future revenue changes in our consumer diagnostics business segment, future potential product releases that are currently under development by our research and development unit, the anticipated use of proceeds from divestitures, future plans with respect to the repatriation of cash held by foreign entities, future litigation being brought against us and the impact of such litigation, anticipated increases or decreases to certain tax benefits, expected future expenses in connection with the voluntary withdrawal of INRatio products from the market, future charges in connection with a withdrawal of a product from the market, and the potential for selective divestitures of non-core assets.

Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, (i) the risk that the proposed merger with Abbott or the proposed transactions with Quidel and Siemens may not be completed in a timely manner or at all; (ii) the possibility that any or all of the various conditions to the consummation of the merger with Abbott or the transactions with Quidel and Siemens may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement with Abbott or the purchase agreements with Quidel and Siemens; (iv) the effect of the announcement or pendency of the transactions contemplated by the merger agreement with Abbott or the purchase agreements with Quidel and Siemens on Alere’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally; (v) risks related to diverting management’s attention from Alere’s ongoing business operations; (vi) the risk that stockholder litigation in connection with the transactions contemplated by the merger agreement with Abbott or the purchase agreements with Quidel and Siemens may result in significant costs of defense, indemnification and liability; as well as the risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and other risk factors identified herein or from time to time in our periodic filings with the SEC.

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

Restatement

On April 12, 2017, management and the Audit Committee concluded that our financial statements as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013, and for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016 should not be relied upon. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we restated our audited consolidated financial statements as of December 31, 2015 and for each of the years ended December 31, 2015 and 2014, and certain unaudited consolidated financial information for each of the quarterly and year-to-date periods in 2015 and the first three quarterly and year-to-date periods in 2016.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restated results for the three and six months ended June 30, 2016. For more information on this restatement, including the adjustments that have been made to the previously reported financial statements, see the Explanatory Note above and Note 2, “Restatement of Previously Issued Consolidated Financial Statements” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Change in Reporting Segments

Our operating segments are currently (i) professional diagnostics; (ii) consumer diagnostics; and (iii) other non-reportable.

In January 2015, we sold our health management business. As a result of the sale of our health management business, which was the largest component of our former patient self-testing reporting segment, as well as certain other transactions in 2015, the only component of the patient self-testing reporting segment that we retained was the Alere Home Monitoring business. Therefore, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we reported our financial information in two operating segments: (i) professional diagnostics and (ii) consumer diagnostics, and Alere Home Monitoring was reported as a component of the professional diagnostics segment. Due to the nature of the operations of Alere Home Monitoring and the manner in which this business is conducted, we are reporting our Alere Home Monitoring business as a separate operating segment under the heading “other non-reportable segment.” The information set forth below in this Management’s Discussion and Financial Analysis of Financial Condition and Results of Operation for the three and six months ended June 30, 2016 has been retroactively adjusted to reflect the foregoing changes in the segment presentation.

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

Recent Developments

Merger Agreement with Abbott Laboratories

On January 30, 2016, we entered into the Merger Agreement with Abbott. The Merger Agreement provides for the merger of a wholly owned subsidiary of Abbott with and into Alere, or the merger, with Alere surviving the merger as a wholly owned subsidiary of Abbott, or the surviving corporation. Under the terms of the Merger Agreement, prior to its amendment (as described herein), holders of shares of our common stock were entitled to receive $56.00 in cash, without interest, in exchange for each share of common stock. On April 13, 2017, Abbott and Alere entered into an Amendment to Agreement and Plan of Merger, or the Merger Agreement Amendment, which amends the Merger Agreement (as amended by the Merger Agreement Amendment, the Amended Merger Agreement), which provides, among other things, that the holders of shares of our common stock will receive $51.00 in cash, without interest, in exchange for each share of common stock. Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement remains in full force and effect. For information regarding the Amended Merger Agreement, the status of the antitrust clearances and settlement of litigation relating to the original Merger Agreement, see Notes 3, 15(b) and 21 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The merger pursuant to the Amended Merger Agreement is expected to close by the end of the third quarter of 2017, subject to satisfaction of the conditions set forth in the Amended Merger Agreement.

Pursuant to the Amended Merger Agreement, each share of our Series B Preferred Stock issued and outstanding immediately prior to the effective time of the merger would remain issued and outstanding immediately following the consummation of the merger as one share of Series B Convertible Preferred Stock, par value $0.001 per share, of the surviving corporation. As of the closing of the merger, we expect that, upon conversion, the consideration to be received by holders of Series B Preferred Stock will be equal to $400.00 per share of Series B Preferred Stock, plus accrued but unpaid dividends, if converted during the time periods specified in the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock (the “Certificate of Designations”). This conversion right is required by the terms of the Certificate of Designations and is not a recommendation or solicitation with respect to Abbott’s offer to purchase for cash all outstanding shares of Series B Preferred Stock at $402.00 per share of Series B Preferred Stock, plus accrued but unpaid dividends to, but not including, the settlement date of the offer, net to the seller thereof in cash, without interest thereon and subject to any withholding of taxes required by applicable law. As set forth in the Solicitation/Recommendation Statement filed by the Company with the SEC on Schedule 14D-9 on July 21, 2017, Alere makes no recommendation, expresses no opinion and remains neutral regarding whether holders of shares of Series B Preferred Stock should participate in this offer.

We incurred significant expenses in connection with responding to the information requests from Abbott received prior to the commencement of litigation in the Delaware Chancery Court and in connection with the litigation in the Delaware Chancery Court prior to entering the Amended Merger Agreement and Settlement Agreement with Abbott on April 13, 2017. We continue to incur expenses in preparation for the closing of the merger, including expenses in connection with antitrust review of the merger, including the divestitures we are undertaking pursuant to the conditional approval of the European Commission of the merger.

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

Unless and until its enrollment status is reactivated, Arriva Medical will be ineligible for reimbursement for any products or services furnished to Medicare beneficiaries after November 4, 2016. If the enrollment is reactivated retroactive to November 4, 2016, we would be able to bill and be reimbursed for all covered products or services furnished since that date. Our results of operations for the three and six months ended June 30, 2017 included no revenue attributable to Arriva Medical’s products and services that were subject to the CMS revocation after November 4, 2016. During the three and six months ended June 30, 2017, we furnished $13.7 million and $28.2 million, respectively, of Arriva’s products and services that were subject to the CMS revocation to customers but did not recognize any revenue for such products and services because they were not eligible for reimbursement by CMS at the time we furnished them. For the three and six months ended June 30, 2017, Arriva Medical recognized approximately $2.3 million and $5.3 million, respectively, in revenue from the sale of products and services, such as diabetes supplies, that were reimbursed by other commercial payers and that were not subject to the CMS revocation. The failure to have Arriva Medical’s enrollment restored has resulted in one, and may result in other, third-party payers discontinuing to conduct business with Arriva Medical in the future and will not reimburse Arriva Medical for the provision of products and services to their beneficiaries.

For additional information on this matter as well as the status of the appeals processes that Arriva Medical is pursuing, see Part II - Item 1. “Legal Proceedings – Arriva Medical Billing Number.”

INRatio and INRatio®2 PT/INR Monitoring System Voluntary Withdrawal

In June 2016, we announced that we would be initiating a voluntary withdrawal of the Alere INRatio and INRatio2 PT/INR Monitoring System. We are currently implementing the product withdrawal and product discontinuation, which we expect will be completed in 2017.

We recorded a charge of approximately $38.0 million in the year ended December 31, 2015 related to impairment of inventory and production equipment and estimated costs of removing our INRatio and INRatio2 from the market. As of June 30, 2017, $4.6 million and $0.3 million of the estimated costs of removing INRatio and INRatio 2 from the market were included in accrued expenses and accounts payable, respectively. Additionally, our decision to withdraw the INRatio and INRatio2 PT/INR Monitoring Systems impacted the useful life assumptions of certain tangible and intangible assets. As a result of this change in estimate, we recorded approximately $4.1 million and $8.2 million of accelerated amortization of intangible assets, respectively, and approximately $0.8 million and $1.5 million of accelerated depreciation of tangible assets, respectively, during the three and six months ended June 30, 2016. No amounts were recorded for accelerated amortization of intangible assets or accelerated depreciation of tangible assets related to this matter in the three and six months ended June 30, 2017.

Alere Home Monitoring, our patient self-testing business, will continue to distribute other PT/INR coagulation monitors following the withdrawal of the INRatio and INRatio2 PT/INR Monitoring Systems from the market.

Financial Highlights

•	Net revenue decreased by $52.6 million, or 9%, to $557.7 million for the three months ended June 30, 2017 from $610.3 million for the three months ended June 30, 2016. Net revenue decreased by $51.4 million, or 4%, to $1.15 billion for the six months ended June 30, 2017 from $1.20 billion for the six months ended June 30, 2016.

•	Gross profit decreased by $28.9 million, or 10%, to $252.7 million for the three months ended June 30, 2017 from $281.6 million for the three months ended June 30, 2016. Gross profit decreased by $18.3 million, or 3%, to $534.5 million for the six months ended June 30, 2017 from $552.8 million for the six months ended June 30, 2016.

•	For the three months ended June 30, 2017, we generated a net loss available to common stockholders of $98.4 million, or $1.13 per basic and diluted common share, compared to a net loss available to common stockholders of $38.3 million, or $0.44 per basic and diluted common share, for the three months ended June 30, 2016. For the six months ended June 30, 2017, we generated a net loss available to common stockholders of $167.9 million, or $1.92 per basic and diluted common share, compared to a net loss available to common stockholders of $49.6 million, or $0.57 per basic and diluted common share, for the six months ended June 30, 2016.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $53.1 million, or 9%, to $554.7 million for the three months ended June 30, 2017, from $607.8 million for the three months ended June 30, 2016. Net product sales and services revenue decreased during the three months ended June 30, 2017 when compared to the same period in the prior year, primarily as a result of decreased revenues of $26.8 million from Arriva Medical, our mail order diabetic supplies business, due to the impact of Arriva Medical’s CMS enrollment revocation, a $22.8 million sales decrease in various infectious disease products, and a $5.6 million unfavorable impact of foreign currency exchange rates.

Total net product sales and services revenue decreased by $51.7 million, or 4%, to $1.14 billion for the six months ended June 30, 2017, from $1.19 billion for the six months ended June 30, 2016. Net product sales and services revenue decreased during the six months ended June 30, 2017 when compared to the same period in the prior year, primarily as a result of decreased revenues of $58.9 million from Arriva Medical, our mail order diabetic supplies business, due to the impact of Arriva Medical’s CMS enrollment revocation, and a $10.3 million unfavorable impact of foreign currency exchange rates. These decreases were partially offset by an $8.2 million increase in infectious disease sales and a $5.5 million increase in toxicology sales.

Net product sales and services revenue by business segment for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016 (As Restated)		2017	2016 (As Restated)
Professional diagnostics	$501,378	$551,371	(9)%	$1,033,053	$1,083,154	(5)%
Consumer diagnostics	16,507	19,795	(17)%	33,747	37,237	(9)%
Other non-reportable	36,806	36,605	1%	73,465	71,591	3%

Net product sales and services revenue	$554,691	$607,771	(9)%	$1,140,265	$1,191,982	(4)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016 (As Restated)		2017	2016 (As Restated)
Cardiometabolic	$139,840	$167,378	(16)%	$265,017	$327,041	(19)%
Infectious disease	166,544	189,384	(12)%	389,478	381,339	2%
Toxicology	159,871	158,196	1%	310,508	304,979	2%
Other	35,123	36,413	(4)%	68,050	69,795	(3)%

Professional diagnostics net product sales and services revenue	$501,378	$551,371	(9)%	$1,033,053	$1,083,154	(5)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $50.0 million, or 9%, to $501.4 million for the three months ended June 30, 2017, from $551.4 million for the three months ended June 30, 2016, primarily as a result of decreased revenues of $26.8 million from Arriva Medical due to the impact of Arriva Medical’s CMS enrollment revocation, a $22.8 million sales decrease in various infectious disease products, and the unfavorable impact of foreign currency exchange rates of $5.4 million.

Net product sales and services revenue from our professional diagnostics business segment decreased by $50.1 million, or 5%, to $1.03 billion for the six months ended June 30, 2017, from $1.08 billion for the six months ended June 30, 2016, primarily as a result of decreased revenues of $58.9 million from Arriva Medical due to the impact of Arriva Medical’s CMS enrollment revocation, the unfavorable impact of foreign currency exchange rates of $9.9 million, partially offset, by a $8.2 million increase in infectious disease sales and a $5.5 million increase in toxicology sales.

Net product sales and services revenue from our professional diagnostics business segment in the U.S. decreased by $21.4 million, or 8%, to $257.3 million for the three months ended June 30, 2017 from $278.7 million for the three months ended June 30, 2016. This decrease during the three months ended June 30, 2017 when compared to the same period in the prior year is primarily driven by decreased revenues of $26.8 million, or 92%, from Arriva Medical due to the impact of Arriva Medical’s CMS enrollment revocation, as described above. The revenue declines were partially offset by an increase in U.S. toxicology sales of $2.3 million, or 2%, and U.S. infectious disease sales of $2.2 million, or 5%.

Net product sales and services revenue from our professional diagnostics business segment in the U.S. decreased by $17.3 million, or 3%, to $544.3 million for the six months ended June 30, 2017 from $561.6 million for the six months ended June 30, 2016. The decrease during the six months ended June 30, 2017 when compared to the same period in the prior year was primarily driven by a revenue decline of $58.9 million, or 92%, in our mail order diabetic supplies business, Arriva Medical. This revenue decline was partially offset by increased revenues of $30.5 million, or 100%, due to sales of flu-related products, $5.4 million, or 48%, due to sales of strep-A products, and $4.4 million, or 2%, in sales of toxicology products and services.

In international markets, net product sales and services revenue from our professional diagnostics business segment decreased $28.6 million, or 11%, to $244.1 million during the three months ended June 30, 2017, from $272.7 million in the comparable period in 2016. The lower sales in international markets were driven by a $10.0 million, or 10%, decrease in revenues attributable to sales in Europe, primarily due to currency effects and decreased revenue attributable to INRatio, BinaxNOW, Triage, and Afinion product sales, a $9.0 million, or 10%, decrease in revenues attributable to sales in the Asia Pacific region, primarily due to decreased revenue from the sale of infectious disease products; a $5.3 million, or 10%, decrease in revenues attributable to sales in Africa, primarily due to HIV related products, and a $3.8 million, or 17%, decrease in sales in Latin America across a variety of product lines.

Net product sales and services revenue from our professional diagnostics business segment in international markets decreased $32.8 million, or 6%, to $488.7 million during the six months ended June 30, 2017, from $521.5 million in the comparable period in 2016. The lower sales in international markets were driven by a $13.1 million, or 6%, decrease in revenues attributable to sales in Europe, primarily due to currency effects and decreased revenue attributable to INRatio, BinaxNOW, BladderChek, and Afinion product sales, a $11.3 million, or 7%, decrease in revenues attributable to sales in the Asia Pacific region, primarily due to decreased revenue from the sale of infectious disease products, and a $6.6 million, or 16%, decrease in revenues attributable to sales in the Latin America, primarily due to decreased revenue from the sale of dengue related products.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $27.4 million, or 16%, to $139.8 million for the three months ended June 30, 2017, from $167.4 million in the same period in 2016, primarily as a result of a decline in sales by Arriva Medical. Infectious disease net product sales and services revenue decreased by $22.9 million, or 12%, to $166.5 million for the three months ended June 30, 2017, from $189.4 million for the three months ended June 30, 2016. The decrease in infectious disease revenue was primarily due to decreased revenue from the sale of HIV, dengue, flu-related, and malaria products in the second quarter of 2017 as compared to the second quarter of 2016. Toxicology net product sales and services revenue increased by $1.7 million, or 1%, to $159.9 million for the three months ended June 30, 2017, from $158.2 million for the comparable period in 2016, primarily due to a slight increase in substance abuse testing services revenue. Other revenue decreased by $1.3 million, or 4%, to $35.1 million during the three months ended June 30, 2017, compared to $36.4 million during the comparable period in 2016, primary due to lower sales in Europe.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $62.0 million, or 19%, to $265.0 million for the six months ended June 30, 2017, from $327.0 million in the same period in 2016, primarily as a result of a decline in sales by Arriva Medical. Infectious disease net product sales and services revenue increased by $8.2 million, or 2%, to $389.5 million for the six months ended June 30, 2017, from $381.3 million for the six months ended June 30, 2016. The increase in infectious disease revenue in the six months ended June 30, 2017 was primarily attributable to $31.2 million of flu-related product sales, partially offset by declines in international sales including dengue and malaria related products. Toxicology net product sales and services revenue increased by $5.5 million, or 2%, to $310.5 million for the six months ended June 30, 2017, from $305.0 million for the comparable period in 2016, primarily due to increased substance abuse testing services revenue. Other revenue decreased by $1.7 million, or 3%, to $68.1 million during the six months ended June 30, 2017, compared to $69.8 million, primary due to lower sales in Europe.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment decreased by $3.3 million, or 17%, to $16.5 million for the three months ended June 30, 2017, from $19.8 million for the three months ended June 30, 2016. Net product sales and services revenue from our consumer diagnostics business segment decreased by $3.5 million, or 9%, to $33.7 million for the six months ended June 30, 2017, from $37.2 million for the six months ended June 30, 2016. The decrease in both the three and six months ended June 30, 2017 was the result of a decrease in sales to SPD under our long-term manufacturing service agreement. In connection with litigation brought by a competitor of SPD with respect to the advertising of one of SPD’s products in the United States, the district court issued an injunction with respect to sales and advertising of such product and, as a result, the product was recalled in the United States and is no longer currently available for sale in the United States (for additional information on this litigation, see Note 14(a) to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We do not know if or when this product will be re-introduced to the United States market and, at this time, we are unable to determine the impact of the district court’s decision on our future net product sales and services revenue from our consumer diagnostics segment, but such revenue may decrease in future periods.

Other non-reportable

Net product sales and services revenue from our other non-reportable segment were relatively flat with an increase of $0.2 million, or 1%, to $36.8 million for the three months ended June 30, 2017, from $36.6 million for the same period in 2016.

Net product sales and services revenue from our other non-reportable segment increased by $1.9 million, or 3%, to $73.5 million for the six months ended June 30, 2017, from $71.6 million for the same period in 2016. The increases in both the three and six month periods ended June 30, 2017 is entirely attributable to our U.S. based patient self-testing business operated by Alere Home Monitoring. Alere Home Monitoring sales increases were primarily driven by growth in the patient base as compared to the applicable prior year periods.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by $0.5 million, or 20%, to $3.0 million for the three months ended June 30, 2017, from $2.5 million for the three months ended June 30, 2016, and increased $0.3 million, or 6%, to $5.6 million for the six months ended June 30, 2017, from $5.3 million for the six months ended June 30, 2016.

Gross Profit and Margin Percentage. Gross profit decreased by $28.9 million, or 10%, to $252.7 million for the three months ended June 30, 2017 from $281.6 million for the three months ended June 30, 2016. The decrease in gross profit during the three months ended June 30, 2017, compared to the same period in 2016, was largely attributed to the $25.7 million reduction in gross profit from our mail-order diabetes business, Arriva Medical, as it continued to incur expenses in the three months ended June 30, 2017 to provide product and services to customers as Arriva Medical continued to pursue appeals of CMS’s decision to revoke Arriva Medical’s billing privileges. The remaining reduction is from the impact of lower revenues discussed above.

Gross profit decreased by $18.3 million, or 3%, to $534.5 million for the six months ended June 30, 2017 from $552.8 million for the six months ended June 30, 2016. The decrease in gross profit during the six months ended June 30, 2017, compared to the comparable period in 2016, was largely attributed to $56.6 million reduction in gross profit from our mail-order diabetes business, Arriva Medical, as it continued to incur expenses in the six months ended June 30, 2017 to provide product and services to customers as Arriva Medical continued to pursue appeals of CMS’s decision to revoke Arriva Medical’s billing privileges. This reduction was partially offset primarily by growth in our flu related products and increase in our HIV related products.

Overall gross margin for each of the three and six months ended June 30, 2017 was 45% and 47%, respectively, as compared to 46% for both the three and six months ended June 30, 2016.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $29.4 million, or 11%, to $250.2 million for the three months ended June 30, 2017 from $279.6 million for the three months ended June 30, 2016. Gross profit from net product sales and services revenue decreased by $19.3 million, or 4%, to $530.1 million for the six months ended June 30, 2017 from $549.4 million for the six months ended June 30, 2016. Gross profit from net product sales and services revenue by business segment for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016 (As Restated)		2017	2016 (As Restated)
Professional diagnostics	$230,137	$258,996	(11)%	$489,206	$509,551	(4)%
Consumer diagnostics	1,412	1,180	20%	2,701	2,131	27%
Other non-reportable	18,698	19,464	(4)%	38,184	37,745	1%

Gross profit from net product sales and services revenue	$250,247	$279,640	(11)%	$530,091	$549,427	(4)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $28.9 million, or 11%, to $230.1 million for the three months ended June 30, 2017 compared to $259.0 million for the three months ended June 30, 2016. The lower gross profit for the three months ended June 30, 2017 as compared to the same period in the prior year principally reflects the $25.7 million reduction in gross profit from our mail-order diabetes business, Arriva Medical, as it continued to incur expenses in the three months ended June 30, 2017 to provide product and services to customers as Arriva Medical continued to pursue appeals of CMS’s decision to revoke Arriva Medical’s billing privileges. The remaining reduction is from the impact of lower revenues discussed above.

Gross profit from our professional diagnostics net product sales and services revenue decreased by $20.4 million, or 4%, to $489.2 million for the six months ended June 30, 2017 compared to $509.6 million for the six months ended June 30, 2016. The lower gross profit for the six months ended June 30, 2017 as compared to the same period in the prior year principally reflects $56.6 million reduction in gross profit from our mail-order diabetes business, Arriva Medical, as it continued to incur expenses in the six months ended June 30, 2017 to provide product and services to customers as Arriva Medical continued to pursue appeals of CMS’s decision to revoke Arriva Medical’s billing privileges. This reduction was partially offset primarily by growth in our flu related products and increase in our HIV related products.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2017 was 46% and 47%, respectively, compared to 47% for the three and six months ended June 30, 2016. The lower gross margin in the three months ended June 30, 2017 principally reflects the impact of Arriva Medical, as it continued to incur expenses in the three months ended June 30, 2017 to provide product and services to customers as Arriva Medical continued to pursue appeals of CMS’s decision to revoke Arriva Medical’s billing privileges.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.2 million, or 20%, to $1.4 million for the three months ended June 30, 2017 from $1.2 million for the three months ended June 30, 2016. The increase in gross profit was primarily driven by reduced manufacturing costs offset in part by increased general and administrative expenses related to this business segment.

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.6 million, or 27%, to $2.7 million for the six months ended June 30, 2017 from $2.1 million for the six months ended June 30, 2016. The increase in gross profit was primarily driven by reduced manufacturing costs offset in part by increased general and administrative expenses related to this business segment.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2017 was 9% and 8%, respectively, compared to 6% for the three and six months ended June 30, 2016.

Other non-reportable

Gross profit from our other non-reportable net product sales and services revenue decreased by $0.8 million, or 4%, to $18.7 million for the three months ended June 30, 2017, compared to $19.5 million for the three months ended June 30, 2016. The decrease is entirely attributable to our U.S. based patient self-testing business operated by Alere Home Monitoring. Alere Home Monitoring’s lower margin equipment revenue increased while its higher margin rental revenue declined resulting in the decrease in profit for the three months ended June 30, 2017.

Gross profit from our other non-reportable net product sales and services revenue increased by $0.5 million, or 1%, to $38.2 million for the six months ended June 30, 2017, compared to $37.7 million for the six months ended June 30, 2016. The increase is attributable to our U.S. based patient self-testing business operated by Alere Home Monitoring. Alere Home Monitoring sales increases were primarily driven by growth in the businesses’ patient base as compared to the prior year period.

As a percentage of other non-reportable net product sales and services revenue, gross margin for the three and six months ended June 30, 2017 was 51% and 52%, respectively, compared to 53% for the three and six months ended June 30, 2016.

Research and Development Expense. Research and development expense increased by $1.0 million, or 4%, to $29.4 million in the three months ended June 30, 2017, from $28.4 million in the three months ended June 30, 2016. Research and development expense during the three months ended June 30, 2017 and 2016 is reported net of grant funding of $0.3 million and $0.3 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation, or the Gates Foundation, and $0.4 million and $1.0 million of funding, respectively, related to our contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, that we entered into in September 2014. For additional information on the agreements with BARDA and the Gates Foundation, including the April 2016 agreement to mutually terminate the February 2013 grant and the February 2013 loan agreement with the Gates Foundation, see Note 20 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Research and development expense increased by $0.2 million, or 0%, to $55.7 million in the six months ended June 30, 2017, from $55.5 million in the six months ended June 30, 2016. Research and development expense during the six months ended June 30, 2017 and 2016 is reported net of grant funding of $0.9 million and $0.5 million, respectively, arising from the research and development funding relationship with the Gates Foundation, and $2.4 million and $1.7 million, respectively, of funding related to our contract with BARDA.

Research and development expense as a percentage of net revenue was 5% for the three and six months ended June 30, 2017 and 2016. Among our research and development undertakings are expanding the applications for our Alere i rapid point-of-care molecular platform for the qualitative detection of infectious diseases. For example, Alere i tests for sexual health and noroviruses are currently in development by our research and development organization.

Sales and Marketing Expense. Sales and marketing expense decreased by $6.2 million, or 6%, to $96.2 million for the three months ended June 30, 2017 from $102.4 million for the three months ended June 30, 2016. The decrease was principally the result of a $8.1 million reduction in amortization expense related to customer relationship intangibles. This decrease was offset in part by a $1.9 million increase due largely to an increase in employee compensation.

Sales and marketing expense decreased by $12.7 million, or 6%, to $190.4 million for the six months ended June 30, 2017 from $203.1 million for the six months ended June 30, 2016. The decrease was principally the result of a $16.2 million reduction in amortization expense related to customer relationship intangibles. This decrease was offset in part by a $3.5 million increase due largely to an increase in employee compensation.

Sales and marketing expense as a percentage of net revenue was 17% for the three and six months ended June 30, 2017 and 2016.

General and Administrative Expense. General and administrative expense increased by $19.1 million, or 14%, to $156.0 million for the three months ended June 30, 2017, from $136.9 million for the three months ended June 30, 2016. The increase was primarily attributable to a $23.0 million increase related to legal fees, accruals and consulting expenses associated with the pending transaction with Abbott and certain on-going government investigations, and $8.0 million attributed to higher employee compensation driven by increased staffing and standard annual employee compensation changes as well as a $4.3 million increase to our estimate of the fair value of an acquisition-related contingent earn-out obligation. In addition, in the three months ended June 30 2016, we accrued $10.2 million in connection with an on-going governmental investigation that commenced in May 2012 when we received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, and there was no corresponding accrual for this matter in the comparable period in 2017. For additional information on this matter, see Part II — Item 1. Legal Proceedings—Matters Relating to our San Diego Facility included elsewhere in this Quarterly Report on Form 10-Q. The remaining $5.8 million reduction compared to the three months ended June 30, 2016 was primarily related to a reduction in restructuring costs.

General and administrative expense increased by $70.5 million, or 28%, to $322.3 million for the six months ended June 30, 2017, from $251.8 million for the six months ended June 30, 2016. The increase was primarily attributable to a $59.8 million increase related to legal fees, accruals and consulting expenses associated with the pending transaction with Abbott and certain on-going government investigations, $20.0 million attributed to higher employee compensation driven by increased staffing and standard annual employee compensation changes as well as a $4.6 million increase to our estimate of the fair value of an acquisition-related contingent earn-out obligation. In addition, in the six months ended June 30 2016, we accrued $10.2 million in connection with an on-going governmental investigation that commenced in May 2012 when we received a subpoena from the OIG, and there was no corresponding accrual for this matter in the comparable period in 2017. For additional information on this matter, see Part II — Item 1. Legal Proceedings—Matters Relating to our San Diego Facility included elsewhere in this Quarterly Report on Form 10-Q. The remaining $3.6 million reduction compared to the six months ended June 30, 2016 was primarily related to a reduction in restructuring costs.

General and administrative expense as a percentage of net revenue was 28% for the three and six months ended June 30, 2017, respectively, compared to 22% and 21% for the three and six months ended June 30, 2016. This increase was largely due to the increase related to legal fees, accruals and consulting expenses associated with the pending transaction with Abbott and certain on-going government investigations.

Impairment and (Gain) Loss on Dispositions, Net. In January 2016, we completed the sale of our Alere E-Santé business, which was a component of our professional diagnostics reporting unit and business segment. We received cash consideration of approximately $8.1 million, net of a final working capital adjustment totaling approximately $0.2 million, and we are eligible to receive up to $1.5 million of contingent cash consideration. As a result of this transaction, we recorded a $3.8 million gain in the six months ended June 30, 2017 on the disposition of the Alere E-Santé business.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $3.9 million, or 9%, to $46.2 million for the three months ended June 30, 2017, from $42.3 million for the three months ended June 30, 2016. The increase is principally due to increased amortization of deferred financing costs, including debt modification expenses, in the second quarter of 2017 compared to the second quarter of 2016.

Interest expense increased by $5.0 million, or 6%, to $89.4 million for the six months ended June 30, 2017, from $84.4 million for the six months ended June 30, 2016. The increase is principally due to increased amortization of deferred financing costs, including debt modification expenses, in the first half of 2017 compared to the first half of 2016.

Other (Expense) Income, Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains (losses), net and other income (expense), net. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016 (As Restated)	Change	2017	2016 (As Restated)	Change
Interest income	$1,135	$645	$490	$2,118	$1,810	$308
Foreign exchange gains (losses), net	1,419	(5,704)	7,123	(2,283)	(7,906)	5,623
Other income (expense), net	(4,085)	1,147	(5,232)	(3,882)	835	(4,717)

Total other income (expense), net	$(1,531)	$(3,912)	$2,381	$(4,047)	$(5,261)	$1,214

Interest income is related principally to our cash deposits, including restricted cash.

Foreign exchange gains (losses), net during the three and six months ended June 30, 2017 and 2016 were primarily related to the impact of foreign currency translation on intercompany balances denominated in British Pound Sterling and Korean Won.

Other income (expense), net during the three and six months ended June 30, 2017 was primarily related to the $3.4 million Termination Fee and related fees incurred in connection with the June 2017 consent solicitation of our Notes.

Provision for Income Taxes. Our provision for income taxes increased by $14.7 million to $17.3 million for the three months ended June 30, 2017, from $2.6 million for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 and 2016 was (23)% and (8)%, respectively.

The provision for income taxes increased by $33.5 million to $35.9 million for six months ended June 30, 2017, from $2.4 million for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 and 2016 was (28)% and (6)%, respectively.

Our $17.3 million and $35.9 million income tax provision for the three and six months ended June 30, 2017, respectively, is primarily related to foreign income taxes based on forecasted and year-to-date pre-tax foreign income by jurisdiction as well as U.S. federal and state income taxes in connection with the increase of deferred tax liabilities on indefinite-lived intangible assets and certain other state income taxes. Our $2.6 million and $2.4 million income tax expense for the three and six months ended June 30, 2016, respectively, is primarily related to foreign income taxes based on forecasted and year-to-date pre-tax foreign income (loss) by jurisdiction offset by U.S. federal and state income tax benefits based on forecasted and year-to-date pre-tax U.S. federal and state income (loss). As of December 31, 2016, we recorded a valuation allowance due to uncertainties related to the future benefits and realization of our deferred tax assets related to U.S. federal and state net deferred tax assets and as such no U.S. federal and state income tax benefits were recorded related to the pre-tax U.S. federal and state loss during the six months ended June 30, 2017.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities are reported net of tax and include our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax for the three and six months ended June 30, 2017 primarily reflects our 50% interest in SPD in the amount of $1.4 million and $6.4 million, respectively. Equity earnings of unconsolidated entities, net of tax for the three and six months ended June 30, 2016 reflects the following: (i) our 50% interest in SPD in the amount of $1.6 million and $6.2 million, respectively, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.6 million and $1.0 million, respectively.

On September 16, 2016, we completed the sale of our 49% interest in the TechLab business and, in connection with such sale, we recorded a gain in equity earnings of unconsolidated entities of $29.9 million.

Liquidity and Capital Resources

Working capital was $704.2 million at June 30, 2017 compared with $783.7 million at December 31, 2016. Our cash and cash equivalents decreased by $75.5 million at June 30, 2017 compared to December 31, 2016 primarily as the result of $33.8 million of cash paid for financing costs and fees, $24.5 million of cash paid for purchases of property, plant and equipment and $20.7 million of cash payments for long-term debt.

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow. As of June 30, 2017, we had $2.9 billion of indebtedness outstanding. As our various debt instruments mature over the next several years, we may need or want to re-finance some or all this indebtedness with new debt, including potential borrowings under our revolving credit facility, in order to preserve our existing cash for other uses, including to continue to fund our operations. Our 7.25% senior notes mature on July 1, 2018, unless earlier redeemed, and at that time we will be required to pay the principal amount of $450.0 million, plus all accrued and unpaid interest.

During 2016, we generated net cash proceeds of $21.5 million from divestitures, net of cash divested, and used $17.4 million of these proceeds to reduce our outstanding indebtedness under our credit facilities. Additionally, we received cash consideration in connection with our September 2016 sale of our minority stake in TechLab. We did not divest any businesses in the six months ended June 30, 2017. We may divest one or more of our businesses in accordance with the covenants under the Amended Merger Agreement with Abbott and we expect that, if and when completed, we will use all or a portion of the net proceeds of such divestitures to fund our working capital, operations, research and development or to reduce our outstanding debt, among other purposes, in each case to the extent permitted under the Amended Merger Agreement and in accordance with our secured credit facility and the indentures governing our notes.

As of June 30, 2017, we had $491.7 million of cash and cash equivalents, of which $157.9 million was held by domestic subsidiaries and $333.8 million was held by foreign entities. We do not currently plan to repatriate cash held by most of our foreign entities if there are adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities. If circumstances were to change, however, we may be required to repatriate all or a portion of the cash held by foreign entities, which could result in the payment of significant tax liabilities.

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

On June 18, 2015, we entered into a new secured credit facility, which initially provided for term loan facilities totaling $1.7 billion (consisting of $650.0 million of “A” term loans and $1.05 billion of “B” term loans), all of which were drawn at closing, and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving credit facility (which includes a $50.0 million sublimit for the issuance of letters of credit). As of June 30, 2017, $125.0 million was drawn and outstanding under the revolving credit facility.

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

As of June 30, 2017, our consolidated balance sheet showed a $2.9 billion in aggregate of outstanding indebtedness, including $1.6 billion in aggregate outstanding indebtedness under our secured credit facility, $438.1 million in aggregate outstanding indebtedness under our 7.25% senior notes due 2018, $409.2 million in aggregate outstanding indebtedness under our 6.5% senior subordinated notes due 2020 and $406.2 million in aggregate outstanding indebtedness under our 6.375% senior subordinated notes due 2023. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions. In addition, the Amended Merger Agreement with Abbott contains restrictions on our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions.

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

On April 22, 2016, we and the requisite lenders under the Credit Agreement entered into an amendment to the Credit Agreement. Pursuant to this amendment, these lenders agreed to (i) waive certain Defaults and Events of Defaults (each as defined in the Credit Agreement) resulting from, among other things, (x) our failure to deliver to the Administrative Agents (as defined in the Credit Agreement) the financial statements and certain related deliverables for 2015 by the applicable deadline under the Credit Agreement, (y) any restatement of certain financial statements as a result of our incorrect application of revenue recognition principles for 2013, 2014 and 2015, or (z) any breach of any representation or affirmative covenant as a result of certain deliverables being incorrect when delivered, which breach is discovered as part of the audit of our financial statements for 2015, to the extent that such breach is due to our incorrect application of revenue recognition principles for 2013, 2014 and 2015, and (ii) extend the deadlines for delivery of the financial statements for 2015, the financial statements for the quarter ended March 31, 2016 and certain related deliverables. Under the terms of this amendment, we were required to deliver our unaudited financial statements for the three months ended March 31, 2016 and certain related deliverables on or before August 18, 2016. We made the required deliveries on or before such dates provided in this amendment. In connection with this amendment, we paid, among other fees and expenses, consent fees to the consenting lenders in an aggregate amount of approximately $4.5 million. The amendment also increased the applicable interest rate margins for all loans outstanding under our secured credit facility by 0.25% per annum for the period from July 1, 2016 to the date of delivery of such financial reports and related deliverables under our secured credit facility.

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

On May 1, 2017, we commenced consent solicitations relating to each series of our Notes. On May 4, 2017, we made certain modifications to the consent solicitations, which are reflected herein. Pursuant to the consent solicitations, the holders of each series of Notes agreed to extend the deadline for delivery of certain financial information and to waive through and until 5:00 p.m., New York

City time, on June 15, 2017, any default or event of default that occurred, is continuing or may occur under the indentures under which the Notes were issued (and its consequences) in connection with any failure to timely file with the SEC or to timely furnish to the relevant trustees pursuant to the indentures, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Fiscal Year 2016 Failure to File. If we did not file the Annual Report on Form 10-K for 2016 and if we had failed to obtain the waivers requested pursuant to the consent solicitations, in each case on or before (i) May 16, 2017, with respect to the 7.25% Senior Notes, (ii) May 19, 2017, with respect to the 6.5% Senior Subordinated Notes, and (iii) June 2, 2017, with respect to the 6.375% Senior Subordinated Notes, an event of default would have arisen under the respective series of Notes and, among the remedies available to the noteholders, would have been the right to accelerate the payment of our obligations upon notice from the relevant trustees or holders of 25% of the applicable Notes. Subject to the terms and conditions of the consent solicitations set forth in the consent solicitation statement, dated May 1, 2017, as supplemented, we offered to pay to each holder of Notes, as of April 28, 2017, a cash payment equal to $17.50 for each $1,000 principal amount of such holder’s Notes, or the Consent Fee, in respect of which the holder validly delivered (and did not validly revoke) a consent prior to 5:00 p.m. New York City time, on May 5, 2017 (such time and date, the Expiration Date), provided that we received and accepted the requisite consents for all series of Notes. If, at any time prior to 9:30 a.m., New York City time, on May 8, 2017, we filed with the SEC the Annual Report on Form 10-K for 2016 and we terminated the consent solicitations, we would pay to each holder of each series of Notes who delivered (and did not revoke) a valid and duly executed consent prior to the Expiration Date a cash payment, in lieu of the Consent Fee, equal to $10.00 for each $1,000 principal amount of Notes for which such Holder delivered its Consent, or the Consent Termination Fee. On May 8, 2017, we successfully completed this solicitation and, in connection with the completion, we paid the Consent Fee to the consenting holders in an aggregate amount of approximately $23.8 million. We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and certain related deliverables prior to the June 15, 2017 deadline as established pursuant to this consent solicitation.

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

Our indebtedness outstanding at June 30, 2017 matures at various times between 2018 and 2023. We may not have sufficient cash resources at the time of maturity of our remaining indebtedness to pay the aggregate principal and accrued interest under such indebtedness. If the capital and credit markets experience volatility or the availability of funds is limited, we may be unable to re-finance this debt on commercially reasonable terms, including because of increased costs associated with issuing debt instruments, or at all. In addition, it is possible that our ability to access the capital and credit markets could be limited by the amount of our indebtedness or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumed revenues and expenses are not realized. In particular, we could continue to experience decreased product sales or lower average selling prices, unexpected costs associated with our divestitures, the transaction with Abbott, operational integration efforts, core research and development projects, cost-saving initiatives and existing or unforeseen lawsuits, regulatory actions, governmental investigations, or other claims against us, such as those we incur in connection with our previously announced withdrawal of our INRatio and INRatio 2 products from the market. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result. In connection with any such financing, we may be required to obtain consents from the requisite lenders under our secured credit facility and/or the requisite holders of our outstanding Notes or from Abbott pursuant to the Amended Merger Agreement, and there is no guarantee we will be able to obtain those consents.

Cash Flow Summary (in thousands)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$9,997	$95,532

Net cash used in investing activities	(26,721)	(13,579)

Net cash used in financing activities	(70,178)	(75,025)

Foreign exchange effect on cash and cash equivalents	11,386	(2,964)

Net (decrease) increase in cash and cash equivalents	(75,516)	3,964
Cash and cash equivalents, beginning of period	567,215	502,200

Cash and cash equivalents, end of period	$491,699	$506,164

Summary of Changes in Cash Position

As of June 30, 2017, we had cash and cash equivalents of $491.7 million, a $75.5 million decrease from December 31, 2016. Our primary sources of cash during the six months ended June 30, 2017 included $10.0 million generated by our operating activities, $2.3 million of cash received from common stock issuances under employee stock option and stock purchase plans, $1.4 million from a decrease in other assets, $1.2 million related to net borrowings under revolving credit facilities, $0.4 million in proceeds from the sale of property and equipment and $0.4 million from sales of marketable securities. Our primary uses of cash during the six months ended June 30, 2017 were $33.8 million for financing costs and related fees, $24.5 million of capital expenditures, $20.7 million related to the repayment of long-term debt obligations, $10.6 million for cash dividends paid on our Series B preferred stock, $6.7 million for employee taxes paid related to employee shares withheld, $3.1 million paid for acquisitions, $1.7 million for principal payments on our capital lease obligations and $1.4 million related to an increase in restricted cash. Fluctuations in foreign currencies favorably impacted our cash balance by $11.4 million during the six months ended June 30, 2017.

As of June 30, 2016, we had cash and cash equivalents of $506.2 million, a $4.0 million increase from December 31, 2015. Our primary sources of cash during the six months ended June 30, 2016 included $126.2 million related to net borrowings under revolving credit facilities, $95.5 million generated by our operating activities, $21.5 million received from dispositions, net of cash divested, $11.1 million of cash received from common stock issuances under employee stock option and stock purchase plans, $2.4 million received from equity method investments, $0.9 million in proceeds from the sale of property and equipment, $0.5 million from a decrease in other assets and $0.4 million from issuance of long-term debt. Our primary uses of cash during the six months ended June 30, 2016 were $177.6 million related to the repayment of long-term debt obligations, $32.3 million of capital expenditures, $19.6 million for financing costs and related fees, $10.6 million for cash dividends paid on our Series B preferred stock, $6.0 million paid for acquisitions, $2.2 million for principal payments on our capital lease obligations, $1.4 million for employee taxes paid related to employee shares withheld, $0.8 million related to payments on short-term debt, $0.5 million related to payments of acquisition-related contingent consideration obligations and a $0.4 million related to an increase in restricted cash. Fluctuations in foreign currencies unfavorably impacted our cash balance by $3.0 million during the six months ended June 30, 2016.

Cash Flows from Operating Activities

Net cash provided by operations during the six months ended June 30, 2017 was $10.0 million, which resulted from $162.2 million of non-cash items and $4.6 million of cash from working capital during the period, which was offset by a loss of $156.8 million. The $162.2 million of non-cash items included $123.5 million related to depreciation and amortization, $19.9 million related to non-cash stock-based compensation, $10.7 million of interest expense related to the amortization of deferred financing costs and original issue discounts, a $9.3 million loss on the disposition of fixed assets, $2.8 million expense resulting from a change in the fair value of contingent consideration, $2.0 million of other non-cash expenses and $0.5 million related to inventory impairment, partially offset by $6.5 million in equity earnings of unconsolidated entities, net of tax.

Net cash provided by operations during the six months ended June 30, 2016 was $95.5 million, which resulted from our loss of $38.8 million and $23.5 million of cash used to meet working capital needs during the period, offset by $157.8 million of non-cash items. The $157.8 million of non-cash items included $142.4 million related to depreciation and amortization, $20.6 million related to non-cash stock-based compensation, $9.7 million of other non-cash expenses, $5.3 million of non-cash interest expense related to the amortization of deferred financing costs and original issue discounts, a $4.2 million loss on the disposition of fixed assets, $0.9 million related to inventory impairment and $0.6 million related to fixed assets impairment, partially offset by a $13.2 million decrease related to changes in our deferred income taxes, $7.2 million in equity earnings of unconsolidated entities, net of tax, a $3.8 million gain on business dispositions and a $1.8 million non-cash change in fair value of contingent purchase price consideration, which resulted in part from amortization of intangible assets.

Cash Flows from Investing Activities

Net cash used in our investing activities during the six months ended June 30, 2017 was $26.7 million, including $24.5 million of capital expenditures, $3.1 million paid for acquisitions and a $1.4 million increase in restricted cash, partially offset by a $1.4 million decrease in other assets, $0.4 million of proceeds from the sale of property, plant and equipment and $0.4 million in sales of marketable securities.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2017 was $70.2 million. Financing activities during the six months ended June 30, 2017 included $33.8 million of financing costs and related fees, $20.7 million for the payment of long-term debt obligations, $10.6 million for dividend payments related to our Series B preferred stock, $6.7 million for employee taxes paid related to employee shares withheld and $1.7 million for payment of capital lease obligations, partially offset by the receipt of $2.3 million of cash from common stock issuances under our employee stock option and stock purchase plans and $1.2 million of net proceeds from our revolving credit facilities.

Net cash used in financing activities during the six months ended June 30, 2016 was $75.0 million. Financing activities during the six months ended June 30, 2016 included, among other items, $177.6 million for the payment of long-term debt obligations, $19.6 million of financing costs, $10.6 million for dividend payments related to our Series B preferred stock, $2.2 million for payment of capital lease obligations, $1.4 million for employee taxes paid related to employee shares withheld, $0.8 million for net payments for short-term debt, and $0.5 million for payments of acquisition-related contingent consideration obligations. We received $126.2 million of net proceeds from our revolving credit facilities, $11.1 million of cash from common stock issuances under our employee stock option and stock purchase plans and $0.4 million of proceeds from issuance of long-term debt.

As of June 30, 2017, we had an aggregate of $8.0 million in outstanding capital lease obligations which are payable through 2022.

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

We have recorded a valuation allowance of $326.2 million as of June 30, 2017 due to uncertainties related to the future benefits and realization of our deferred tax assets related primarily to U.S. federal and state net deferred tax assets as well as foreign tax attribute carryforwards.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

As of June 30, 2017, our contractual obligations have not changed significantly since December 31, 2016, as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a quarterly basis, we evaluate our estimates, including those related to revenue recognition and related allowances, bad debt, inventory, valuation of long-lived assets, including intangible assets and goodwill, income taxes, including any valuation allowance for our net deferred tax assets, contingent consideration obligations, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable at the time they were made, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material in amount.

There were no significant changes in our critical accounting policies between December 31, 2016 and June 30, 2017. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 16 of the consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2016. In the three and six months ended June 30, 2017, there were no material changes to our market risks or our management of such risks.

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

Our management evaluated, with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, because of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting, management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2016, which continued to exist as of June 30, 2017:

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

The material weaknesses identified in (i) through (iv) above are referred to as the Revenue Recognition Material Weaknesses and the material weakness identified in (v) above is referred to as the Standard Diagnostics Material Weakness.

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

During 2016 and the six months ended June 30, 2017, we made significant progress on many of our remedial actions surrounding the revenue recognition material weaknesses, specifically in hiring new, highly competent personnel; reorganizing global finance and other organizations; implementing new procedures and controls; enhancing information and communication around revenue recognition; formalizing revenue recognition training; and expanding Internal Audit’s testing of controls. Management believes that these efforts reduce the potential of a material error related to revenue recognition in its financial statements. However, many of these remedial actions, most importantly the new control activities, were not fully implemented and/or operating contemporaneously and continuously as of June 30, 2017, and therefore the revenue recognition material weaknesses were not fully remediated at period end. We plan to refine the design of many of the controls and evaluate and monitor whether they are operating effectively during the remainder of 2017.

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

(iii)	Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 27, 2016, Arriva Medical filed an appeal for an administrative law judge, or ALJ, hearing seeking to permanently reinstate Arriva’s Medicare enrollment status retroactive to the November 4, 2016 revocation date. On April 25, 2017, the ALJ upheld CMS’s revocation of Arriva Medical’s Medicare enrollment. On June 7, 2017, Arriva Medical timely appealed the ALJ decision to the Department Appeals Board, which appeal remains pending.

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

U.S. Securities and Exchange Commission Subpoena

On August 28, 2015, we received a subpoena from the SEC which indicated that it is conducting a formal investigation of Alere. The SEC’s subpoena relates to, among other things, (i) the restatement and revision to our financial statements referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, including the accounting for deferred taxes for discontinued operations, as well as our tax strategies and policies and (ii) our sales practices and dealings with third parties (including distributors and foreign government officials) in Africa relating to sales to government entities. On January 14, 2016, we received a second subpoena from the SEC in connection with this formal investigation seeking, among other things, additional information related to sales of products and services to end-users in Africa, as well as revenue recognition relating to sales of products and services to end-users in Africa. We have also received, from time to time, requests in connection with the investigation to voluntarily produce additional information to the SEC, including information pertaining to certain other countries in Asia and Latin America, as well as additional information on revenue recognition matters and revisions to our financial statements referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and subsequent filings made with the SEC.

We are cooperating with the SEC and have provided documents in response to the subpoenas and voluntary requests and we have made witnesses available to be interviewed by the SEC.

We have recently commenced discussions with the SEC about a potential resolution of the matters under review by the SEC. We anticipate that we would likely need to obtain certain approvals before we could agree to any proposed resolution. There can be no assurance that future discussions with the SEC to resolve these matters will be successful, that the approvals we need will be obtained or that any potential settlement will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them, including any potential actions by the SEC if the discussions do not result in a resolution of the matter. Based on the ongoing uncertainties associated with any potential resolution of the matters under investigation by the SEC, we are unable at this time to predict the terms of the final resolution of the matter, including the ultimate amount of liability we may be required to pay to the SEC, but such amount could be material to our results of operations in future periods.

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

Securities Class Actions

On April 21, 2016 and May 4, 2016 two class action lawsuits captioned Godinez v. Alere Inc. and Breton v. Alere Inc., respectively, were filed against us in the United States District Court for the District of Massachusetts. Both actions purport to assert claims against us and certain current and former officers for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 under the Exchange Act. On July 11, 2016, the court entered an order consolidating the two actions and appointing lead plaintiffs and lead counsel. Lead plaintiffs filed a supplemental and amended consolidated class action complaint on January 4, 2017, seeking to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period May 28, 2015 through December 7, 2016. The complaint seeks damages allegedly caused by alleged materially misleading statements and/or material omissions by us and the officers regarding our and our subsidiaries’ business, prospects and operations, which allegedly operated to inflate artificially the price paid for our common stock during the class period. The complaint seeks unspecified compensatory damages, including interest thereon, attorneys’ fees and costs. We filed our motion to dismiss the amended complaint on February 6, 2017 and the court heard oral argument on that motion on June 27, 2017.

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

As previously disclosed, during the quarter ended June 30, 2017, we were in default under the Credit Agreement and the respective indentures governing our 7.25% senior notes, our 6.5% senior subordinated notes and our 6.375% senior subordinated notes as a result of our failure to timely furnish to the holders of such debt our annual financial statements for the fiscal year ended December 31, 2016 and certain related deliverables. We subsequently entered into amendments and obtained waivers with respect to such debt instruments with the requisite holders of such debt with regard to such defaults and certain other defaults thereunder (including our subsequent failure to timely furnish to the lenders pursuant to the Credit Agreement our quarterly financial statements for the three months ended March 31, 2017). For more information regarding this default and these amendments and waivers, see Note 11 to the consolidated financial statements “Long-term Debt” included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Amendment to Agreement and Plan of Merger, dated as of April 13, 2017, by and among Abbott Laboratories, Alere Inc. and Angel Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date April 13, 2017, filed April 14, 2017)

10.1	Third Amendment, dated as of April 24, 2017, among Alere Inc., certain subsidiaries of the Alere Inc., the several lenders from time to time party thereto, Goldman Sachs Bank USA as B term loan administrative agent, Healthcare Financial Solutions, LLC, as pro rata administrative agent, to the secured Credit Agreement, dated as of June 18, 2015, among Alere Inc., the several lenders from time to time party thereto, the Administrative Agents and certain other agents and arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date April 24, 2017, filed April 24, 2017)

10.2	Fourth Amendment, dated as of May 30, 2017, among Alere Inc., certain subsidiaries of Alere Inc., the several lenders from time to time party thereto, Goldman Sachs Bank USA as B term loan administrative agent, Healthcare Financial Solutions, LLC, as pro rata administrative agent, to the secured Credit Agreement, dated as of June 18, 2015, among Alere Inc., the several lenders from time to time party thereto, the Administrative Agents and certain other agents and arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 30, 2017, filed May 30, 2017)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (b) our Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2017 and 2016, (c) our Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: August 3, 2017	By:	/s/ Jonathan Wygant
Jonathan Wygant
Chief Accounting Officer and Corporate Controller and an authorized officer